Form 10-Q
period 2023-03-31
FG Group Holdings Inc.
filed 2023-05-15
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-13906

FG GROUP HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-0587703
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

5960 Fairview Road, Suite 275 Charlotte, North Carolina	28210
(Address of Principal Executive Offices)	(Zip Code)

(704) 994-8279

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	FGH	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 12, 2023
Common Stock, $0.01 par value	19,469,649 shares

PART I. Financial Information

Item 1. Financial Statements

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,349	$3,789
Accounts receivable (net of allowance for credit losses of $273 and $409, respectively)	5,552	6,167
Inventories, net	3,660	3,389
Other current assets	5,387	4,871
Total current assets	18,948	18,216
Property, plant and equipment, net	12,493	12,649
Operating lease right-of-use assets	285	310
Finance lease right-of-use asset	633	666
Equity holdings	33,756	37,522
Film and television programming rights, net	1,584	1,501
Intangible assets, net	4	5
Goodwill	882	882
Other assets	2	2
Total assets	$68,587	$71,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,964	$4,375
Accrued expenses	4,743	5,167
Short-term debt	4,088	2,510
Current portion of long-term debt	217	216
Current portion of operating lease obligations	118	116
Current portion of finance lease obligations	125	117
Deferred revenue and customer deposits	2,402	1,787
Total current liabilities	15,657	14,288
Operating lease obligations, net of current portion	227	257
Finance lease obligations, net of current portion	514	550
Long-term debt, net of current portion and deferred debt issuance costs, net	4,951	5,004
Deferred income taxes	4,400	4,851
Other long-term liabilities	103	105
Total liabilities	25,852	25,055

Commitments, contingencies and concentrations (Note 14)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 50,000 shares; issued 22,264 shares; outstanding 19,470	223	223
Additional paid-in capital	54,009	53,882
Retained earnings	12,424	16,437
Treasury stock, 2,794 shares at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(5,335)	(5,258)
Total stockholders’ equity	42,735	46,698
Total liabilities and stockholders’ equity	$68,587	$71,753

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net product sales	$7,204	$7,703
Net service revenues	2,905	2,323
Total net revenues	10,109	10,026
Total cost of products	5,465	5,858
Total cost of services	2,166	1,657
Total cost of revenues	7,631	7,515
Gross profit	2,478	2,511
Selling and administrative expenses:
Selling	534	541
Administrative	2,723	2,733
Total selling and administrative expenses	3,257	3,274
Gain on disposal of assets	1	-
Loss from operations	(778)	(763)
Other income (expense):
Interest income	-	6
Interest expense	(111)	(59)
Foreign currency transaction gain (loss)	119	(342)
Unrealized (loss) gain on equity holdings	(2,891)	1,728
Other income (expense), net	24	(202)
Total other (expense) income	(2,859)	1,131
(Loss) income before income taxes and equity method holding loss	(3,637)	368
Income tax benefit (expense)	299	(350)
Equity method holding loss	(651)	(820)
Net loss	$(3,989)	$(802)

Net loss per share
Basic	$(0.20)	$(0.04)
Diluted	$(0.20)	$(0.04)

Weighted-average shares used in computing net loss per share:
Basic	19,470	18,990
Diluted	19,470	18,990

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(3,989)	$(802)
Adjustment to postretirement benefit obligation	(5)	(8)
Currency translation adjustment:
Unrealized net change arising during period	(72)	178
Total other comprehensive (loss) income	(77)	170
Comprehensive loss	$(4,066)	$(632)

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	22,264	$223	$53,882	$16,437	$(18,586)	$(5,258)	$46,698
Cumulative effect of adoption of accounting principle (Note 2)	-	-	-	(24)	-	-	(24)
Net loss	-	-	-	(3,989)	-	-	(3,989)
Net other comprehensive loss	-	-	-	-	-	(77)	(77)
Stock-based compensation expense	-	-	127	-	-	-	127
Balance at March 31, 2023	22,264	$223	$54,009	$12,424	$(18,586)	$(5,335)	$42,735

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2021	21,286	$213	$50,807	$23,591	$(18,586)	$(3,748)	$52,277
Net loss	-	-	-	(802)	-	-	(802)
Net other comprehensive income	-	-	-	-	-	170	170
Issuance of common stock	761	8	2,342	-	-	-	2,350
Issuance of warrants	-	-	109	-	-	-	109
Stock-based compensation expense	-	-	194	-	-	-	194
Balance at March 31, 2022	22,047	$221	$53,452	$22,789	$(18,586)	$(3,578)	$54,298

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,989)	$(802)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Recovery of doubtful accounts	(18)	(15)
Provision for obsolete inventory	14	13
Provision for warranty	44	11
Depreciation and amortization	266	366
Amortization and accretion of operating leases	29	97
Equity method holding loss	651	820
Adjustment to SageNet promissory note in connection with prepayment	-	202
Unrealized loss (gain) on equity holdings	2,891	(1,728)
Deferred income taxes	(443)	239
Stock-based compensation expense	127	194
Changes in operating assets and liabilities:
Accounts receivable	612	(407)
Inventories	(284)	426
Current income taxes	(186)	(185)
Other assets	2	(246)
Accounts payable and accrued expenses	(827)	149
Deferred revenue and customer deposits	615	(728)
Operating lease obligations	(32)	(89)
Net cash used in operating activities	(528)	(1,683)

Cash flows from investing activities:
Capital expenditures	(75)	(763)
Acquisition of programming rights	(83)	(395)
Sale of equity holdings	198	-
Receipt of SageNet promissory note	-	2,300
Net cash provided by investing activities	40	1,142

Cash flows from financing activities:
Principal payments on short-term debt	(250)	(79)
Principal payments on long-term debt	(51)	(18)
Borrowings under credit facility	1,596
Repayments under credit facility	(225)	-
Payments on finance lease obligations	(28)	-
Net cash provided by (used in) financing activities	1,042	(97)

Effect of exchange rate changes on cash and cash equivalents	6	40
Net increase (decrease) in cash and cash equivalents and restricted cash	560	(598)
Cash and cash equivalents and restricted cash at beginning of period	3,789	8,881
Cash and cash equivalents and restricted cash at end of period	$4,349	$8,283

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$4,349	$8,133
Restricted cash	-	150
Total cash and cash equivalents and restricted cash	$4,349	$8,283

Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings to finance insurance	$453	$392
Issuance of debt, common shares, and warrants in connection with purchase of Digital Ignition building	$-	$7,609
Amount payable to Landmark Studio Group in connection with aquistion of projects (Note 8)	$-	$1,345

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

FG Group Holdings Inc. (previously Ballantyne Strong, Inc.) (“FG Group Holdings,” or the “Company”), a Nevada corporation, is a holding company with business operations in the entertainment industry and holdings in public and privately held companies. The Company historically has conducted a large portion of its operations primarily through its Strong Entertainment operating segment, which manufactures and distributes premium large format projection screens and provides technical support services and other related products and services to the cinema exhibition industry, theme parks, schools, museums and other entertainment-related markets. Strong Entertainment also distributes and supports third party products, including digital projectors, servers, library management systems, menu boards and sound systems. In March 2022, the Company launched Strong Studios, Inc. (“Strong Studios”) with the goal of expanding Strong Entertainment to include content creation and production of feature films and series. The launch of Strong Studios is intended to further diversify our revenue streams and increase our addressable markets, while leveraging and expanding our existing relationships in the industry.

The Company owns and operates its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia. In addition, the Company holds minority equity positions in three companies.

The Company has announced plans to establish the Strong Entertainment business as a separate publicly listed company. Following the planned separation, the operations of the Strong Entertainment operating segment are expected to become part of a newly established British Columbia corporation, Strong Global Entertainment, Inc. (“Strong Global Entertainment”). Strong Global Entertainment has filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) and intends to commence an initial public offering of its common shares during 2023 to raise additional capital to support its growth plans. If successful, the Company expects to apply to have the Strong Global Entertainment common shares trade on the NYSE American under the ticker symbol “SGE” following the initial public offering, and the Company expects to continue to be the majority shareholder of Strong Global Entertainment.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (also referred to as “GAAP”) for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The condensed consolidated balance sheet as of December 31, 2022, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. Certain prior period balances have been reclassified to conform to current period presentation. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

The coronavirus pandemic (“COVID-19”) and inflationary pressures have been posing and may continue to pose challenges for our business. The COVID-19 global pandemic resulted in unprecedented impact to consumer behaviors and our customers, particularly our customers’ ability and willingness to purchase our products and services. The Company believes that consumer reticence to engage in outside-the-home activities, caused by the risk of contracting COVID-19, has abated, and our customers have resumed more typical, pre-COVID-19 purchasing behaviors. And while we believe our customers made significant progress in its recovery from the pandemic, the ongoing recovery will be contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in- and out-of-home entertainment. There can be no assurances that there will be no additional public health crises, including further resurgence or variants of COVID-19, which could reverse the current trend and have a negative impact on the Company’s results of operations

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the condensed consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of March 31, 2023, $0.6 million of the $4.3 million in cash and cash equivalents was held by our foreign subsidiary.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. Past due accounts are written off when our efforts have been unsuccessful in collecting amounts due.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of March 31, 2023 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for an identical or similar holding or security of the Company’s Cost Method Holding during the three months ended March 31, 2023. The carrying value of our equity method, Fair Value Holdings and Cost Method Holdings is reported as “equity holdings” on the condensed consolidated balance sheets. Note 6 contains additional information on our equity method, Fair Value Holdings and Cost Method Holdings

Film and Television Programming Rights

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of March 31, 2023 and December 31, 2022.

Fair values measured on a recurring basis at March 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,349	$-	$-	$4,349
Fair value method equity holding	13,677			13,677
Total	$18,026	$-	$-	$18,026

Fair values measured on a recurring basis at December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,789	$-	$-	$3,789
Fair value method equity holding	16,792	-	-	16,792
Total	$20,581	$-	$-	$20,581

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on a combination of the cash on hand as well as quoted market prices of the securities held by FGF Holdings (as defined below), the liquidation value of the Company’s equity method holding was $7.4 million at March 31, 2023 (see Note 6).

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this ASU effective January 1, 2023. Upon adoption the Company recorded a cumulative effect adjustment decreasing retained earnings by $24 thousand.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of March 31, 2023 or December 31, 2022.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$2,582	$-	$2,582	$3,306	$-	$3,306
Digital equipment sales	3,526	-	3,526	3,544	-	3,544
Extended warranty sales	51	-	51	100	-	100
Other product sales	1,045	-	1,045	753	-	753
Total product sales	7,204	-	7,204	7,703	-	7,703
Field maintenance and monitoring services	1,891	-	1,891	1,618	-	1,618
Installation services	802	-	802	371	-	371
Other service revenues	54	158	212	28	306	334
Total service revenues	2,747	158	2,905	2,017	306	2,323
Total	$9,951	$158	$10,109	$9,720	$306	$10,026

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

Timing of revenue recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$8,430	$14	$8,444	$8,442	$3	$8,445
Over time	1,521	144	1,665	1,278	303	1,581
Total	$9,951	$158	$10,109	$9,720	$306	$10,026

At March 31, 2023, the unearned revenue amount associated with long-term projects that the Company uses the percentage-of-completion method to recognize revenue, maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.8 million. The Company expects to recognize $0.8 million of the unearned revenue amounts during the remainder of 2023, and immaterial amounts from 2024 through 2026.

4. Net Loss Per Common Share

Basic net loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. In periods when the Company reported a net loss, there were no differences between average shares used to compute basic and diluted loss per share as inclusion of stock options and restricted stock units would have been anti-dilutive in those periods. The following table summarizes the weighted average shares used to compute basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted average shares outstanding:
Basic weighted average shares outstanding	19,470	18,990
Dilutive effect of stock options and certain non-vested restricted stock units	-	-
Diluted weighted average shares outstanding	19,470	18,990

A total of 140,420 and 225,379 common stock equivalents related to stock options and restricted stock units were excluded for the three months ended March 31, 2023 and March 31, 2022, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. Options to purchase 489,500 and 354,500 shares of common stock were outstanding as of March 31, 2023 and March 31, 2022, respectively, but were not included in the computation of diluted loss per share as the options’ exercise prices were greater than the average market price of the common shares for each period.

5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials and components	$1,925	$1,826
Work in process	448	279
Finished goods	1,287	1,284
	$3,660	$3,389

The inventory balances are net of reserves of approximately $0.5 million as of both March 31, 2023 and December 31, 2022. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the three months ended March 31, 2023, is as follows (in thousands):

Inventory reserve balance at December 31, 2022	$486
Inventory write-offs during 2023	(16)
Provision for inventory reserve during 2023	14
Inventory reserve balance at March 31, 2023	$484

6. Equity Holdings

The following summarizes our equity holdings (dollars in thousands):

	March 31, 2023		December 31 2022
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Holding
FG Financial Holdings, LLC	$7,181	47.3%	$7,832	47.2%

Fair Value Method Holding
GreenFirst Forest Products Inc.	13,677	8.3%	16,792	8.4%

Cost Method Holding
Firefly Systems, Inc.	12,898		12,898
Total Investments	$33,756		$37,522

Equity Method Holding

FG Financial Holdings, LLC (“FGF Holdings”) is a limited liability company formed under the Delaware Limited Liability Company Act. The Company is a member of FGF Holdings and contributed its 2.9 million shares of FG Financial Group, Inc. (“FGF”) common stock to FGF Holdings on September 12, 2022. FGF is a publicly-traded reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to special purpose acquisition companies (each, a “SPAC”) and SPAC sponsor-related businesses.

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

The Company has the ability to significantly influence FGF Holdings through its 50% voting power but does not maintain a controlling interest. Based on quoted market prices of the assets held by FGF Holdings, as well as the liabilities and cash balance on hand, the liquidation value of the Company’s LLC interest in FGF Holdings was approximately $7.4 million as of March 31, 2023.

The Company recorded an equity method loss related to FGF Holdings of $0.7 million during the three months ended March 31, 2023. As of March 31, 2023, the Company’s retained earnings included an accumulated deficit from its equity method holdings of approximately $6.7 million.

Fair Value Method Holding

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. In April 2021, GreenFirst announced that it had entered into an asset purchase agreement pursuant to which it would acquire a portfolio of forest and paper product assets (the “GreenFirst Acquisition”). The Company’s Chairman, Mr. Cerminara, served as a member of the board of directors of GreenFirst from June 2016 to October 2021, and was also appointed Chairman of GreenFirst from June 2018 to June 2021. Prior to the closing of the GreenFirst Acquisition, the Company held a 20.7% ownership position in GreenFirst. The Company’s 20.7% ownership of GreenFirst, combined with Mr. Cerminara’s board seat, provided the Company with significant influence over GreenFirst, but not a controlling interest. Accordingly, the Company applied the equity method of accounting to its equity holding in GreenFirst. Following the GreenFirst Acquisition and GreenFirst’s issuance of additional common shares, the Company’s ownership percentage decreased to 8.6%. As a result, the Company is no longer able to exercise significant influence over GreenFirst and the equity holding in GreenFirst no longer qualified for equity method accounting. As a result of applying the fair value method of accounting, the Company recorded a loss on equity holdings of approximately $2.9 million during the three months ended March 31, 2023, and a gain on equity holdings of 1.7 million during the three months ended March 31, 2022. The Company did not receive dividends from GreenFirst during the three months ended March 31, 2023 or March 31, 2022. Based on quoted market prices, the fair value of the Company’s ownership in GreenFirst was $13.7 million as of March 31, 2023.

Cost Method Holding

Firefly Systems, Inc. (“Firefly”) is a private company which operates a media network and digital advertising solutions on taxi and rideshare vehicles. The Company holds approximately 1.1 million and 0.6 million Firefly Series B-1 and Firefly Series B-2 preferred shares, respectively, which were acquired in connection with the transactions with Firefly in May 2019 and August 2020. In addition, the Company holds an additional 0.7 million Firefly Series B-2 preferred shares, which were acquired in August 2020 pursuant to a stock purchase agreement with Firefly. The Company and its affiliated entities have designated Kyle Cerminara, Chairman of the Company’s board of directors and a principal of the Company’s largest shareholder, to Firefly’s board of directors.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Land	$2,341	$2,341
Buildings and improvements	12,761	12,756
Machinery and other equipment	4,860	4,786
Office furniture and fixtures	860	860
Construction in progress	15	11
Total properties, cost	20,837	20,754
Less: accumulated depreciation	(8,344)	(8,105)
Property, plant and equipment, net	$12,493	$12,649

8. Film and Television Programming Rights, Net

Film and television programming rights, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Television series in development	$1,362	$1,308
Films in development	222	193
Total	$1,584	$1,501

The Company has not yet commenced amortization of the projects as they were still in development at March 31, 2023.

A rollforward of film and television programming rights, net for the three months ended March 31, 2023, is as follows (in thousands):

Balance at December 31, 2022	$1,501
Expenditures on in-process projects	83
Balance at March 31, 2023	$1,584

In March 2022, Strong Studios acquired the rights to original feature films and television series from Landmark Studio Group LLC (“Landmark”), including the assignment of third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development, none of which have produced revenue as of March 31, 2023. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million in four separate payments, $0.3 million of which was paid upon the closing of the transaction. The $1.7 million acquisition price was allocated to three projects in development: $1.0 million to Safehaven, $0.3 million to Flagrant and $0.4 million to Shadows in the Vineyard. The Company also agreed to issue to Landmark no later than 10 days after the completion of the initial public offering of Strong Global Entertainment, a warrant to purchase up to 150,000 common shares of Strong Global Entertainment, exercisable for three years beginning six months after the consummation of the initial public offering, at an exercise price equal to the per-share offering price of Strong Global Entertainment’s common shares in the initial public offering (the “Landmark Warrant”). The Landmark Warrant allows for cashless exercise in certain limited circumstances and provides for certain registration rights for such warrant shares. In the event that an initial public offering of Strong Global Entertainment does not occur within a specified time, Landmark would have the right to surrender the warrant in exchange for 2.5% ownership in Strong Studios.

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

During the second quarter of 2022, Safehaven 2022, Inc. (“Safehaven 2022”) was established to manage the production and financing of Safehaven. Strong Studios owns 49% of Safehaven 2022 and the remaining 51% is owned by Unbounded Services, LLC (“Unbounded”). No consideration was paid by Strong Studios in exchange for its 49% equity interest in Safehaven 2022. Unbounded also did not contribute any assets or liabilities to Safehaven 2022 and agreed to provide day-to-day management services in exchange for their 51% ownership. Unbounded will also serve as a co-producer on the project. Strong Studios assigned the Landmark distribution agreement to Safehaven 2022, and the Landmark distribution agreement serves as collateral for the production financing at Safehaven 2022. Strong Studios and Unbounded will share profits and losses, if any, from Safehaven 2022 on a pro-rata basis based on their relative ownership percentages.

Strong Studios allocated $1.0 million of the $1.7 million acquisition price to Safehaven and incurred an additional $0.1 million of development costs during 2022. Strong Studios transferred the $1.1 million in intellectual property representing the rights and assets related to Safehaven and Safehaven 2022 agreed to reimburse Strong Studios $1.1 million for those costs following payment of any senior secured debt and prior to any profit participations or equity distributions. Safehaven 2022 reimbursed the $0.1 million of development costs incurred by Strong Studios, and the remaining $1.0 million payable to Strong Studios represents an obligation of Safehaven 2022 to Strong Studios and is not contingent on any specific event. Accordingly, the Company has classified the amount due from Safehaven 2022 as a receivable within other current assets on its consolidated balance sheet as of March 31, 2023. Strong Studios expects Safehaven 2022 to reimburse the acquisition cost allocated to the project based on its ultimate expected revenues and profits from the exploitation of the project. Safehaven 2022 will begin to generate revenue and expenses upon delivery of the completed Safehaven series to SMV, which is expected to occur in mid-2023. The $6.5 million minimum guarantee is due and payable to Safehaven 2022 in installments of 25% upon delivery and acceptance, 25% three months thereafter, and the remaining 50% six months thereafter. Upon delivery and acceptance, Safehaven 2022 expects to recognize $6.5 million in initial revenue from the distribution rights and will record cost of sales using the individual-film-forecast method based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned. Safehaven 2022 is an equity method holding and the Company will reflect its proportionate share of the net periodic profit and loss of Safehaven 2022 as equity method income (loss) during each reporting period.

Safehaven 2022 entered into a Loan and Security Agreement with Bank of Hope to provide interim production financing for the Safehaven production, secured by the Landmark distribution agreement. Safehaven 2022 is the sole borrower and guarantor under the loan agreement. As of March 31, 2023, Safehaven 2022 had borrowed $9.6 million under the facility for production costs incurred to that date. Safehaven 2022 has also received working capital advances of $0.6 million from Strong Studios. Strong Studios expects Safehaven 2022 to reimburse the working capital advances in the second half of 2023.

Strong Studios reviewed its ownership in Safehaven 2022 and concluded that it has significant influence, but not a controlling interest, in Safehaven 2022 based on its ownership being less than 50% along with having one of three representatives on the board of managers of Safehaven 2022. Strong Studios also reviewed whether it otherwise had the power to make decisions that significantly impact the economic performance of Safehaven 2022 and concluded that it did not control the entity and is not the primary beneficiary. Accordingly, the Company will apply the equity method of accounting to its equity holding in Safehaven 2022 and will record its proportionate share of the net income/loss resulting from the equity holding as a single line item captioned “equity method holding income (loss)” on its consolidated statement of operations.

Safehaven 2022 did not record any income or expense during the three months ended March 31, 2023, because all costs incurred by Safehaven 2022 related to the in-process production have been capitalized. Upon delivery and acceptance of the project, Safehaven 2022 expects to recognize revenue from the distribution rights and will record cost of sales using the individual-film-forecast method based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned. A summary of the balance sheet of Safehaven 2022 as of March 31, 2023, is as follows (in thousands):

Cash	$37
Television programming rights	11,118
Other assets	76
Total assets	$11,231

Accounts payable and accrued expenses	$10
Due to Strong Studios	1,625
Debt	9,596
Equity	-
Total liabilities and equity	$11,231

9. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2023 (in thousands):

Balance as of December 31, 2022	$882
Foreign currency translation adjustment	-
Balance as of March 31, 2023	$882

10. Debt

The Company’s short-term debt and long-term debt consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Short-term debt:
Strong/MDI 20-year installment loan	$2,262	$2,289
Strong/MDI 5-year equipment loan	-	221
Strong/MDI revolving credit facility	1,372	-
Insurance note payable	454	-
Total short-term debt	$4,088	$2,510

Long-term debt:
Tenant improvement loan	$153	$162
Digital Ignition building loan	5,059	5,105
Total long-term debt	$5,212	$5,267
Less: current portion	(217)	(216)
Less: deferred debt issuance costs, net	(44)	(47)
Long-term debt, net of current portion and deferred debt issuance costs, net	$4,951	$5,004

	March 31, 2023	December 31, 2022
Deferred debt issuance costs	$56	$56
Less: accumulated amortization	(12)	(9)
Deferred debt issuance costs, net	$44	$47

Estimated future amortization expense of deferred debt issuance costs is as follows (in thousands):

Remainder of 2023	$9
2024	11
2025	11
2026	11
2027	2
Thereafter	-
Total	$44

Strong/MDI Installment Loans and Revolving Credit Facility

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with Canadian Imperial Bank of Commerce (“CIBC”) consisting of a revolving line of credit for up to CAD$3.5 million, subject to a borrowing base requirement, a 20-year installment loan for up to CAD$6.0 million and a 5-year installment loan for up to CAD$0.5 million. On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 credit agreement consisted of a revolving line of credit for up to CAD$2.0 million subject to a borrowing base requirement, a 20- year installment loan for up to CAD$5.1 million and a 5-year installment loan for up to CAD$0.5 million. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by CIBC. Amounts outstanding under the installment loans bear interest at CIBC’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. CIBC may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2021 Credit Agreement required Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method holdings) not exceeding 2.5 to 1, a current ratio (excluding amounts due from related parties) of at least 1.3 to 1 and minimum “effective equity” of CAD$4.0 million.

In January 2023, Strong/MDI and CIBC entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. The 5-year installment note was paid in full in connection with entering into the 2023 Credit Agreement. As of March 31, 2023, there was CAD$3.1 million, or approximately $2.3 million, of principal outstanding on the 20-year installment loan, which bears variable interest at 7.20%. Strong/MDI was in compliance with its debt covenants as of March 31, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the announced initial public offering of Strong Global Entertainment.

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

Digital Ignition Building Loam

In January 2022, the Company purchased a parcel of land with buildings and improvements in Alpharetta, Georgia. In connection with the purchase of the land and building, the Company entered into a Commercial Loan Agreement (the “Loan Agreement”) with Community First Bank (the “Lender”), dated February 1, 2022. Pursuant to the Loan Agreement, the Lender agreed to lend the Company approximately $5.3 million (the “Loan Amount”), and the Borrower agreed to repay the Loan Amount pursuant to the terms of a promissory note (the “Note”).

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

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at March 31, 2023, are as follows (in thousands):

	Tenant Improvement Loan	Digital Ignitiion Building Loan	Total
Remainder of 2023	$26	134	$160
2024	38	187	225
2025	40	195	235
2026	42	203	245
2027	7	4,340	4,347
Thereafter	-	-	-
Total	$153	$5,059	$5,212

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended
	March 31, 2023	March 31, 2022
Finance lease cost:
Amortization of right-of-use assets	$33	$-
Interest on lease liabilities	13	-
Operating lease cost	36	105
Short-term lease cost	17	14
Sublease income	-	(32)
Net lease cost	$99	$87

Other information	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$13	$-
Operating cash flows from operating leases	$32	$92
Financing cash flows from finance leases	$26	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

Weighted-average remaining lease term - finance leases (years)		1.7
Weighted-average remaining lease term - operating leases (years)		3.4
Weighted-average discount rate - finance leases		4.7%
Weighted-average discount rate - operating leases		3.7%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of March 31, 2023 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$99	$127
2024	101	170
2025	79	416
2026	81	16
2027	14	5
Thereafter	-	-
Total lease payments	374	734
Less: Amount representing interest	(29)	(95)
Present value of lease payments	345	639
Less: Current maturities	(118)	(125)
Lease obligations, net of current portion	$227	$514

12. Income and Other Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2023 and December 31, 2022.

The Tax Cuts and Jobs Act provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI provisions also allow for a high-tax exclusion if the effective tax rate of the tested income is greater than 18.9%. The Company has evaluated these regulations in determining the appropriate amount of the inclusion for the tax provision. The effective tax rate on the tested income is greater than 18.9%; thus, the Company is utilizing the GILTI high-tax exclusion for purposes of the tax provision for the three months ended March 31, 2023, as well as December 31, 2022.

Changes in tax laws may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted and made significant changes to Federal tax laws, including certain changes that were retroactive to the 2019 tax year. The effects of these changes relate to deferred tax assets and net operating losses; all of which are offset by valuation allowance. There were no material income tax consequences of this enacted legislation on the reporting period of these financial statements.

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2019 through 2021. The Company is also subject to possible examinations for state and local purposes. In most cases, these examinations in the state and local jurisdictions remain open based on the particular jurisdiction’s statute of limitations.

13. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.1 million and $0.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of March 31, 2023, approximately 2.3 million shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	639,500	$3.72	5.6	$127
Granted	-
Exercised	-
Forfeited	-
Expired	-
Outstanding at March 31, 2023	639,500	$3.72	5.3	$45
Exercisable at March 31, 2023	499,500	$4.13	4.9	$18

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of March 31, 2023, 140,000 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.1 million, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The following table summarizes restricted stock unit activity for the three months ended March 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	206,934	$2.06
Granted	-
Shares vested	-
Shares forfeited	-
Non-vested at March 31, 2023	206,934	$2.06

As of March 31, 2023, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.1 million, which is expected to be recognized over a weighted average period of 0.3 years.

14. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to the Company. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. As of March 31, 2023, the Company has a loss contingency reserve of approximately $0.2 million, which represents the Company’s estimate of its potential losses related to the settlement of open cases. During 2022 and the first quarter of 2023, the Company settled three cases, which resulted in payments totaling $53 thousand. When appropriate, the Company may settle additional claims in the future. The Company does not expect the resolution of these cases to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Concentrations

The Company’s top ten customers accounted for approximately 57% of consolidated net revenues during the three months ended March 31, 2023. Trade accounts receivable from these customers represented approximately 80% of net consolidated receivables at March 31, 2023. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the three months ended March 31, 2023 and its net consolidated receivables as of March 31, 2023. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Summary by Business Segments

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net revenues
Strong Entertainment	$9,951	$9,720
Other	158	306
Total net revenues	10,109	10,026

Gross profit
Strong Entertainment	2,320	2,205
Other	158	306
Total gross profit	2,478	2,511

Operating income (loss)
Strong Entertainment	576	610
Other	(169)	(134)
Total segment operating income	407	476
Unallocated administrative expenses	(1,185)	(1,239)
Loss from operations	(778)	(763)
Other (expense) income, net	(2,859)	1,131
(Loss) income before income taxes and equity method holding loss	$(3,637)	$368

(In thousands)	March 31, 2023	December 31, 2022
Identifiable assets
Strong Entertainment	$34,196	$35,392
Corporate assets	34,391	36,361
Total	$68,587	$71,753

Summary by Geographical Area

	Three Months Ended March 31,
(In thousands)	2023	2022
Net revenues
United States	$8,735	$8,783
Canada	313	406
China	22	235
Latin America	256	147
Europe	396	96
Asia (excluding China)	153	153
Other	234	206
Total	$10,109	$10,026

(In thousands)	March 31, 2023	December 31, 2022
Identifiable assets
United States	$49,638	$51,423
Canada	18,949	20,330
Total	$68,587	$71,753

Net revenues by business segment are to unaffiliated customers. Net revenues by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10–Q, including management’s discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical are forward-looking and reflect expectations for future Company performance. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and the following risks and uncertainties: the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to successfully execute its capital allocation strategy or achieve the returns it expects from these holdings; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets; the effects of economic, public health, and political conditions that impact business and consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, the outbreak of any highly infectious or contagious diseases, such as COVID-19 and its variants or other health epidemics or pandemics, and armed conflicts, such as the ongoing military conflict in Ukraine and related sanctions; economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of economic, public health and political conditions on the companies in which the Company holds equity stakes; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events, whether natural, man-made, or otherwise (such as the outbreak of any highly infectious or contagious diseases, or armed conflict); the adequacy of the Company’s insurance; the impact of having a controlling stockholder and vulnerability to fluctuation in the Company’s stock price. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may further be, exacerbated by the impact of economic, public health (such as a resurgence of the COVID-19 pandemic) and political conditions (such as the military conflict in Ukraine) that impact consumer confidence and spending, particularly in the cinema, entertainment, and other industries in which the Company and the companies in which the Company holds an equity stake operate, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

FG Group Holdings Inc. (“FG Group Holdings”, the “Company”, “we”, “our”, and “us”) is a holding company with business operations in the entertainment industry and holdings in public and privately held companies. Our Strong Entertainment segment includes one of the largest manufacturers of premium projection screens and customized screen support systems, and we also distribute other products and provide technical support services to the cinema, amusement park and other markets. We are focused on improving our operating performance as the United States and other countries recover from COVID-19 related business disruptions. We plan to manage the Strong Entertainment business segment to grow market share and organic revenue and improve operating results, with the intent of expanding the ultimate valuation of the business. We intend to separate our Strong Entertainment operating business from the Company and pursue an initial public offering to support the growth plans for that line of business. Following the planned separation, we intend to continue to be the majority shareholder of Strong Global Entertainment.

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

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenues	$10,109	$10,026	$83	0.8%
Cost of revenues	7,631	7,515	116	1.5%
Gross profit	2,478	2,511	(33)	(1.3)%
Gross profit percentage	24.5%	25.0%
Selling and administrative expenses	3,257	3,274	(17)	(0.5)%
Gain on disposal of assets	1	-	1	100.0%
Loss from operations	(778)	(763)	(15)	2.0%
Other (expense) income	(2,859)	1,131	(3,990)	(352.8)%
(Loss) income before income taxes and equity method holding loss	(3,637)	368	(4,005)	(1088.3)%
Income tax benefit (expense)	299	(350)	649	(185.4)%
Equity method holding loss	(651)	(820)	169	(20.6)%
Net loss	$(3,989)	$(802)	$(3,187)	397.4%

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues

Net revenues during the quarter ended March 31, 2023 was $10.1 million compared to $10.0 million during the quarter ended March 31,2022.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$9,951	$9,720	$231	2.4%
Other	158	306	(148)	(48.4)%
Total net revenues	$10,109	$10,026	$83	0.8%

Strong Entertainment

Revenue from Strong Entertainment increased 2.4% to $10.0 million in the first quarter of 2023 from $9.7 million in the first quarter of 2022. The increase from the prior year was due to $0.7 million of higher service revenue, partially offset by and a $0.5 million decrease in product revenue.

We have increased the scope of our services to better support our customers and to increase market share in cinema services, including cinema screen installation work performed for certain of our customers. The decline in revenue from products was primarily due to the timing of projects utilizing our Eclipse curvilinear screens, which was partially offset by higher sales of traditional cinema screens as the upgrade to laser projection continues across the industry. We expect the upgrades from xenon to laser to accelerate throughout 2023 and continue for at least the next several years.

Other

The decrease in other revenue primarily related to the expiration of the agreement covering support services provided to Firefly, which expired at the end of 2022.

Gross Profit

Consolidated gross profit was $2.5 million during both the quarter ended March 31, 2023 and March 31, 2022. As a percentage of revenue, gross profit was 24.5% and 25.0% for the quarters ended March 31, 2023 and March 31, 2022, respectively.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2,320	$2,205	$115	5.2%
Other	158	306	(148)	(48.4)%
Total gross profit	$2,478	$2,511	$(33)	(1.3)%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $2.3 million or 23.3% of revenues in the first quarter of 2023 compared to $2.2 million or 22.7% in the first quarter of 2022.

Gross profit from product sales was $1.7 million or 24.1% of revenues for the first quarter of 2023 compared to $1.6 million or 21.1% of revenues for the first quarter of 2022. The increase in gross profit percentage resulted primarily from product mix as revenue from our higher margin traditional cinema screens grew at a faster rate than that of our other products.

Gross profit from service revenue was $0.6 million or 21.2% of revenues for the first quarter of 2023 compared to $0.6 million or 28.7% of revenues for the first quarter of 2022. Gross profit percentage declined from the prior year as the increase in gross margin from our field services and contract revenue was more than offset by third-party screen installation costs. Third-party screen installation costs are expected to be replaced with internal labor as we continue to onboard the team during the first half of 2023, which is expected to improve margins later in the year.

Other

Other gross profit decreased primarily related to the expiration of the agreement covering support services provided to Firefly, which expired at the end of 2022.

Loss From Operations

Consolidated loss from operations was $0.8 million in the first quarter of both 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$576	$610	$(34)	(5.6)%
Other	(169)	(134)	(35)	26.1%
Total segment operating income	407	476	(69)	(14.5)%
Unallocated administrative expenses	(1,185)	(1,239)	54	(4.4)%
Total loss from operations	$(778)	$(763)	$(15)	2.0%

The Strong Entertainment segment generated operating income of $0.6 million in both the first quarter of 2023 and 2022. There were increases to selling and administrative expenses, marketing and travel and entertainment expenses related to the increased revenue and business activity, including that of Strong Studios, in the current period as compared to the prior year.

Unallocated administrative expenses were $1.2 million in the first quarter of both 2023 and 2022. A decrease in stock-based compensation was partially offset by an increase in professional fees and higher overall compensation costs.

Other Financial Items

Total other expense of $2.9 million during the first quarter of 2023 primarily consisted of a $2.9 million unrealized loss on equity holdings and $0.1 million of interest expense, partially offset by $0.1 million of foreign currency transaction adjustments. Total other income of $1.1 million during the first quarter of 2022 primarily consisted of a $1.7 million unrealized gain on equity holdings, partially offset by $0.3 million of foreign currency transaction adjustments, a $0.2 million adjustment to the carrying value of a promissory note receivable in connection with a prepayment, and $0.1 million of interest expense.

Income tax benefit was $0.3 million during the first quarter of 2023 compared to income tax expense of $0.4 million during the first quarter of 2022. Our income tax benefit/expense during the first quarter of 2023 and 2022 consisted primarily of current and deferred income tax on foreign earnings, which includes the unrealized (loss) gain on equity holdings.

We recorded a loss on our FGF Holdings equity method holding of $0.7 million during the first quarter of 2023 compared to $0.8 million during the first quarter of 2022.

As a result of the items outlined above, we generated a net loss of $4.0 million, or $0.20 per basic and diluted share, in the first quarter of 2023, compared to $0.8 million, or $0.04 per basic and diluted share, in the first quarter of 2022.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows, sales of our common stock and credit facilities. Our primary cash requirements involve operating expenses, working capital, capital expenditures, equity holdings, and other general corporate activities.

We ended the first quarter of 2023 with total cash and cash equivalents of $4.3 million compared to $3.8 million as of December 31, 2022. Of the $4.3 million as of March 31, 2023, $0.6 million was held by our Canadian subsidiary, Strong/MDI. Strong/MDI makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of March 31, 2023, the parent company had outstanding intercompany loans from Strong/MDI of approximately $38.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay 5% Canadian withholding taxes, which have been fully accrued as of March 31, 2023.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and manage working capital.

On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”) with CIBC, which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consisted of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. These borrowings were due on demand by the lender. In January 2023, Strong/MDI entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. These borrowings are due on demand by the lender and total $3.6 million as of March 31, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the announced initial public offering of Strong Global Entertainment.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity holdings, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, performance of our equity holdings, our ability to manage costs and working capital successfully, any unforeseen disruptions of cinemas, theme parks and other entertainment venues (such as those experienced with COVID-19), and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the variability and unpredictability of the current economic environment. In the event of a sustained market deterioration or declines in net sales or other events, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 10 to the condensed consolidated financial statements for a description of our debt as of March 31, 2023.

Cash Flows from Operating Activities

Net cash used in operating activities was $0.5 million during the three months ended March 31, 2023 and $1.7 million during the three months ended March 31, 2022. Cash used in operating activities decreased primarily due to improvements in working capital including the collection of accounts receivable and customer deposits, which was partially offset by higher payments to our vendors and for other accrued expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $40 thousand during the three months ended March 31, 2023, which consisted of $0.2 million of proceeds from the sale of equity securities, offset by $0.1 million of capital expenditures and a $0.1 million outflow related to the acquisition of film and television programming rights. Net cash provided by investing activities during the three months ended March 31, 2022 was $1.1 million, which consisted of a $2.3 million receipt of a promissory note, partially offset by $0.8 million of capital expenditures and a $0.4 million outflow related to the acquisition of film and television programming rights. The capital expenditures during the three months ended March 31, 2022 primarily related to the purchase of the Digital Ignition building in Alpharetta, Georgia.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.0 million during the three months ended March 31, 2023, which primarily consisted of $1.3 million of net borrowings under the CIBC revolving line of credit, partially offset by principal payments on short-term and long-term debt and finance lease obligations. Net cash used in financing activities was $0.1 million during the three months ended March 31, 2022 consisted of principal payments on short-term and long-term debt.

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

The following table sets forth reconciliations of net (loss) income under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended March 31,
	2023			2022
	Strong Entertainment	Corporate and Other	Consolidated	Strong Entertainment	Corporate and Other	Consolidated
Net (loss) income	$(752)	$(3,237)	$(3,989)	$735	$(1,537)	$(802)
Interest expense, net	57	54	111	24	29	53
Income tax (benefit) expense	(301)	2	(299)	311	39	350
Depreciation and amortization	179	87	266	213	153	366
EBITDA	(817)	(3,094)	(3,911)	1,283	(1,316)	(33)
Stock-based compensation expense	-	127	127	-	194	194
Equity method holding loss	-	651	651	-	820	820
Unrealized loss (gain) on equity holdings	1,622	1,269	2,891	(868)	(860)	(1,728)
Foreign currency transaction (gain) loss	(117)	(2)	(119)	342	-	342
Severance and other	-	-	-	-	222	222
Adjusted EBITDA	$688	$(1,049)	$(361)	$757	$(940)	$(183)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2022. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended March 31, 2023.

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

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. We and certain of our subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to us. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. We have not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intend to continue to defend these lawsuits. As of March 31, 2023, the Company has a loss contingency reserve of approximately $0.2 million, which represents our estimate of our potential losses related to the settlement of open cases. During 2022 and the first quarter of 2023, we settled three cases, which resulted in payments totaling $53 thousand. When appropriate, we may settle additional claims in the future. We do not expect the resolution of these cases to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of the Company’s risk factors. As of the date of this filing there have been no material changes to the risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. The following table provides information about purchases made by us of our common stock for each month included in the quarter ended March 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

January 2023	-	$-	-	636,931
February 2023	-	-	-	636,931
March 31, 2023	-	-	-	636,931
Quarter Ended March 31, 2023	-	$-	$-	636,931

Item 5. Other Information

In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement (the “Amendment”) which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the announced initial public offering of Strong Global Entertainment. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed herewith as Exhibit 10.3 and incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

10.1	Amendment and Termination Agreement dated as of January 13, 2023, between Strong Studios, Inc., Landmark Studio Group LLC and Screen Media Ventures, LLC.	8-K	10.2	January 18, 2023

10.2	Amended and restated demand credit agreement dated as of January 13, 2023, between Strong/MDI Screen Systems Inc. and Canadian Imperial Bank of Commerce.	8-K	10.1	January 18, 2023

10.3	Amendment #1 to Demand Credit Agreement, dated as of January 13, 2023, between Canadian Imperial Bank of Commerce and Strong/MDI Screen Systems Inc., dated May 8, 2023.				X

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1**	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2**	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from FG Group Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).				X

104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FG GROUP HOLDINGS INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 15, 2023	Date:	May 15, 2023

