Form 10-Q
period 2023-06-30
FG Group Holdings Inc.
filed 2023-08-14
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 7, 2023
Common Stock, $0.01 par value	19,638,248 shares

PART I. Financial Information

Item 1. Financial Statements

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,966	$3,789
Accounts receivable (net of credit allowances of $250 and $409, respectively)	6,408	6,167
Inventories, net	3,125	3,389
Other current assets	12,009	4,871
Total current assets	26,508	18,216
Property, plant and equipment, net	12,586	12,649
Operating lease right-of-use assets	259	310
Finance lease right-of-use asset	906	666
Equity holdings	30,240	37,522
Film and television programming rights, net	7,691	1,501
Intangible assets, net	2	5
Goodwill	902	882
Other assets	1	2
Total assets	$79,095	$71,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,637	$4,375
Accrued expenses	7,521	5,167
Short-term debt	14,927	2,510
Current portion of long-term debt	220	216
Current portion of operating lease obligations	116	116
Current portion of finance lease obligations	179	117
Deferred revenue and customer deposits	1,143	1,787
Total current liabilities	27,743	14,288
Operating lease obligations, net of current portion	200	257
Finance lease obligations, net of current portion	732	550
Long-term debt, net of current portion and deferred debt issuance costs, net	4,898	5,004
Deferred income taxes	4,490	4,851
Other long-term liabilities	720	105
Total liabilities	38,783	25,055

Commitments, contingencies and concentrations (Note 16)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 50,000 shares; issued 22,264 shares; outstanding 19,470	223	223
Additional paid-in capital	55,051	53,882
Retained earnings	7,151	16,437
Treasury stock, 2,794 shares at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(4,769)	(5,258)
Total FG Group Holdings shareholders’ equity	39,070	46,698
Equity attributable to non-controlling interest	1,242	-
Total stockholders’ equity	40,312	46,698
Total liabilities and stockholders’ equity	$79,095	$71,753

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net product sales	$8,411	$6,683	$15,615	$14,386
Net service revenues	9,611	2,460	12,516	4,783
Total net revenues	18,022	9,143	28,131	19,169
Total cost of products	6,305	4,833	11,770	10,690
Total cost of services	4,270	1,890	6,436	3,547
Total cost of revenues	10,575	6,723	18,206	14,237
Gross profit	7,447	2,420	9,925	4,932
Selling and administrative expenses:
Selling	618	684	1,152	1,225
Administrative	7,602	2,621	10,326	5,354
Total selling and administrative expenses	8,220	3,305	11,478	6,579
Gain on disposal of assets	5	-	6	-
Loss from operations	(768)	(885)	(1,547)	(1,647)
Other income (expense):
Interest income	-	1	-	7
Interest expense	(138)	(88)	(249)	(147)
Foreign currency transaction (loss) gain	(426)	206	(307)	(136)
Unrealized loss on equity holdings	(1,647)	(4,178)	(4,538)	(2,451)
Other (expense) income, net	(14)	3	9	(198)
Total other expense	(2,225)	(4,056)	(5,085)	(2,925)
(Loss) income before income taxes and equity method holding loss	(2,993)	(4,941)	(6,632)	(4,572)
Income tax (expense) benefit	(355)	303	(56)	(47)
Equity method holding loss	(2,043)	(960)	(2,694)	(1,780)
Net loss	(5,391)	(5,598)	(9,382)	(6,399)
Net loss attributable to non-controlling interest	(118)	-	(118)	-
Net loss attributable to FG Group Holdings	$(5,273)	$(5,598)	$(9,264)	$(6,399)

Net loss per share:
Basic	$(0.27)	$(0.29)	$(0.48)	$(0.33)
Diluted	$(0.27)	$(0.29)	$(0.48)	$(0.33)

Weighted-average shares used in computing net loss per share:
Basic	19,470	19,273	19,293	19,133
Diluted	19,470	19,273	19,293	19,133

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Three and Six Months Ended June 30, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(5,391)	$(5,598)	$(9,382)	$(6,399)
Adjustment to postretirement benefit obligation	(4)	(4)	(9)	(11)
Currency translation adjustment:
Unrealized net change arising during period	558	(730)	485	(553)
Total other comprehensive income (loss)	554	(734)	476	(564)
Comprehensive loss	(4,837)	(6,332)	(8,906)	(6,963)
Comprehensive loss attributable to non-controlling interest	(130)	-	(130)	-
Comprehensive loss attributable to FG Group Holdings	$(4,707)	$(6,332)	$(8,776)	$(6,963)

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2023 and 2022

(In thousands)

(Unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total FG Group Holdings Shareholders’ Equity	Non-contolling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	22,264	$223	$53,882	$16,437	$(18,586)	$(5,258)	$46,698	$-	$46,698
Cumulative effect of adoption of accounting principle	-	-	-	(24)	-	-	(24)	-	(24)
Net loss	-	-	-	(3,989)	-	-	(3,989)	-	(3,989)
Net other comprehensive loss	-	-	-	-	-	(77)	(77)	-	(77)
Stock-based compensation expense	-	-	127	-	-	-	127	-	127
Balance at March 31, 2023	22,264	223	54,009	12,424	(18,586)	(5,335)	42,735	-	42,735
Net loss	-	-	-	(5,273)	-	-	(5,273)	(118)	(5,391)
Net other comprehensive income	-	-	-	-	-	566	566	(12)	554
IPO of Strong Global Entertainment, Inc. and issuance of Landmark warrant, net of costs	-	-	1,383	-	-	-	1,383	225	1,608
Non-controlling interest allocation			(1,147)				(1,147)	1,147	-
Payments of withholding taxes for net share settlement of equity awards	-	-	(104)	-	-	-	(104)	-	(104)
Stock-based compensation expense	-	-	910	-	-	-	910	-	910
Balance at June 30, 2023	22,264	$223	$55,051	$7,151	$(18,586)	$(4,769)	$39,070	$1,242	$40,312

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total FG Group Holdings Shareholders’ Equity	Non-contolling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	21,286	$213	$50,807	$23,591	$(18,586)	$(3,748)	$52,277	$-	$52,277
Net loss	-	-	-	(802)	-	-	(802)	-	(802)
Net other comprehensive income	-	-	-	-	-	170	170	-	170
Issuance of common stock	761	8	2,342	-	-	-	2,350	-	2,350
Issuance of warrants	-	-	109	-	-	-	109	-	109
Stock-based compensation expense	-	-	194	-	-	-	194	-	194
Balance at March 31, 2022	22,047	221	53,452	22,789	(18,586)	(3,578)	54,298	-	54,298
Net loss	-	-	-	(5,598)	-	-	(5,598)	-	(5,598)
Net other comprehensive loss	-	-	-	-	-	(734)	(734)	-	(734)
Vesting of restricted stock	73	-	(16)	-	-	-	(16)	-	(16)
Stock-based compensation expense	-	-	175	-	-	-	175	-	175
Balance at June 30, 2022	22,120	$221	$53,611	$17,191	$(18,586)	$(4,312)	$48,125	$-	$48,125

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2023 and 2022

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,382)	$(6,399)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Recovery of doubtful accounts	(3)	3
Provision for obsolete inventory	29	6
Provision for warranty	73	15
Depreciation and amortization	2,527	702
Amortization and accretion of operating leases	59	137
Equity method holding loss	2,694	1,780
Adjustment to SageNet promissory note in connection with prepayment	-	202
Unrealized loss on equity holdings	4,538	2,451
Deferred income taxes	(388)	(292)
Stock-based compensation expense	1,037	369
Changes in operating assets and liabilities:
Accounts receivable	(225)	(1,085)
Inventories	286	(602)
Current income taxes	(401)	(135)
Other assets	(8,692)	1,055
Accounts payable and accrued expenses	5,978	(674)
Deferred revenue and customer deposits	(651)	(446)
Operating lease obligations	(65)	(132)
Net cash used in operating activities	(2,586)	(3,045)

Cash flows from investing activities:
Capital expenditures	(318)	(840)
Acquisition of programming rights	(86)	(337)
Sale (purchase) of equity holdings	198	(2,000)
Receipt of SageNet promissory note	-	2,300
Net cash used in investing activities	(206)	(877)

Cash flows from financing activities:
Principal payments on short-term debt	(414)	(285)
Principal payments on long-term debt	(101)	(66)
Proceeds from Strong Global Entertainment initial public offering	2,411	-
Borrowings under credit facility	4,344	-
Repayments under credit facility	(2,132)	-
Payments of withholding taxes for net share settlement of equity awards	(104)	(15)
Payments on finance lease obligations	(66)	(2)
Net cash provided by (used in) financing activities	3,938	(368)

Effect of exchange rate changes on cash and cash equivalents	31	(30)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,177	(4,320)
Cash and cash equivalents and restricted cash at beginning of period	3,789	8,881
Cash and cash equivalents and restricted cash at end of period	$4,966	$4,561

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$4,966	$4,411
Restricted cash	-	150
Total cash and cash equivalents and restricted cash	$4,966	$4,561

Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings to finance insurance	$586	$392
Issuance of debt, common shares, and warrants in connection with purchase of Digital Ignition building	$-	$7,609
Amount payable to Landmark Studio Group in connection with aquistion of projects (Note 9)	$-	$1,345

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

FG Group Holdings Inc. (previously Ballantyne Strong, Inc.) (“FG Group Holdings,” or the “Company”), a Nevada corporation, is a holding company. The Company’s holdings primarily consist of equity securities in public and private companies and real estate holdings in the United States and Canada.

The Company has historically conducted a large portion of its operations primarily through its Strong Entertainment operating segment. The Company completed the Separation (as defined below) and initial public offering (“IPO”) of the Strong Entertainment business on May 18, 2023. Following this transaction, Strong Global Entertainment became a separate publicly listed company and FG Group Holdings holds approximately 84% of the Class A common shares and 100% of the Class B common shares as of the date hereof. As the Company continues to be the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s condensed consolidated financial statements. The Company reports the noncontrolling interest in Strong Global Entertainment as a component of equity separate from the Company’s equity. The Company’s net loss excludes the net loss attributable to the noncontrolling interest.

Strong Global Entertainment manufactures and distributes premium large format projection screens and provides technical support services and other related products and services to the cinema exhibition industry, theme parks, schools, museums and other entertainment-related markets. Strong Entertainment also distributes and supports third party products, including digital projectors, servers, library management systems, menu boards and sound systems. In March 2022, the Company launched Strong Studios, Inc. (“Strong Studios”) with the goal of expanding Strong Entertainment to include content creation and production of feature films and series. The launch of Strong Studios is intended to further diversify our revenue streams and increase our addressable markets, while leveraging and expanding our existing relationships in the industry.

Following the Separation and IPO, the operations of the Strong Entertainment operating segment are part of a newly established British Columbia corporation, Strong Global Entertainment, Inc. (“Strong Global Entertainment”). Strong Global Entertainment’s common shares are listed on the NYSE American under the ticker symbol “SGE.” In connection with the IPO, the Company and Strong Global Entertainment (and the subsidiaries of each) entered into a Master Asset Purchase Agreement, an IP Assignment Agreement, the FG Group Holdings Asset Transfer Agreement, the FG Group Holdings IP Assignment Agreement, the Joliette Plant Lease, the Share Transfer Agreements and a number of other agreements to govern the separation of the legacy Strong Entertainment business from the Company and the contribution of certain of the related business and assets to Strong Global Entertainment (the “Separation”). Under the Management Services Agreement, Strong Global Entertainment and the Company provide certain services to each other, which include information technology, legal, finance and accounting, human resources, tax, treasury, and other services, and charges a fee that is based on its actual costs and expenses for those services in the future (with mark-up, if necessary, to comply with applicable transfer pricing principles under Canadian and U.S. tax regulations).

The Company owns and operates its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia. In addition, the Company holds minority equity positions in three companies as discussed in Note 7.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Unless the context indicates otherwise, references to the “Company” include the Company and its majority-owned and controlled domestic and foreign subsidiaries.

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

The coronavirus pandemic (“COVID-19”) had an unprecedented impact to consumer behaviors and our customers, particularly our customers’ ability and willingness to purchase our products and services. The Company believes that consumer reticence to engage in outside-the-home activities, caused by the risk of contracting COVID-19, has abated, and our customers have resumed more typical, pre-COVID-19 purchasing behaviors. And while we believe our customers made significant progress in its recovery from the pandemic, the impact of COVID-19 on inflation and supply chains and the continued economic recovery will be contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in- and out-of-home entertainment. There can be no assurances that there will be no additional public health crises, including further resurgence or variants of COVID-19, which could reverse the current trend and have a negative impact on the Company’s results of operations.

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the condensed consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of June 30, 2023, $2.5 million of the $5.0 million in cash and cash equivalents was held in Canada by Strong Global Entertainment.

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

Equity Holdings

The Company accounts for its equity holdings using the equity method, at cost, or at fair value depending on the facts and circumstances related to each individual holding. The Company applies the equity method of accounting to its holdings when it has significant influence, but not controlling interest, in the entity. Judgment regarding the level of influence over each equity method holding includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income or loss resulting from these equity holdings is reported under the line item captioned “equity method holding loss” in our condensed consolidated statements of operations. The Company’s equity method holding is reported at cost and adjusted each period for the Company’s share of the entity’s income or loss and dividends paid, if any. The Company’s share of the entity’s income or loss is recorded on a one-quarter lag for all equity method holdings. The Company classifies distributions received from equity method holdings using the cumulative earnings approach on the condensed consolidated statements of cash flows.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of June 30, 2023, and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for an identical or similar holding or security of the Company’s Cost Method Holding during the three or six months ended June 30, 2023. The carrying value of our equity method, Fair Value Holdings and Cost Method Holdings is reported as “equity holdings” on the condensed consolidated balance sheets. Note 7 contains additional information on our equity method, Fair Value Holdings and Cost Method Holdings.

Film and Television Programming Rights

Commencing in March 2022, the Company began producing original productions and acquiring rights to films and television programming. Film and television programming rights include the unamortized costs of in-process or in-development content produced or acquired by the Company. The Company’s capitalized costs include all direct production and financing costs, capitalized interest when applicable, and production overhead. Where available, the Company utilizes certain governmental incentives, programs and other structures from states and foreign countries (e.g., refundable tax credits calculated based on the amount of money spent in the particular jurisdiction in connection with the production) to fund its film and television productions and reduce financial risk. Film and television program rights are stated at the lower of amortized cost or estimated fair value.

The costs of producing content are amortized using the individual-film-forecast method. These costs are amortized based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned (“Ultimate Revenue”) as of each reporting date to reflect the most current available information. Participation costs represent contingent consideration payable based on the performance of the film or television program to parties associated with the film or television program, including producers, writers, directors or actors and estimated liabilities for participations are accrued based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned. Management’s judgment is required in estimating Ultimate Revenue and the costs to be incurred throughout the life of each film or television program. Amortization is adjusted when necessary to reflect increases or decreases in forecasted Ultimate Revenues.

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

Due to the inherent uncertainties involved in making such estimates of Ultimate Revenues and expenses, these estimates may materially differ from actual results. In addition, in the normal course of our business, some films and titles will be more successful or less successful than anticipated. Management regularly reviews and revises, when necessary, its Ultimate Revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. An increase in the estimate of Ultimate Revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of Ultimate Revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically result in an impairment requiring a write-down of the film cost to the title’s fair value. The Company has not incurred any of these write-downs.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of June 30, 2023 and December 31, 2022.

Fair values measured on a recurring basis at June 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,966	$-	$-	$4,966
Fair value method equity holding	12,205	-	-	12,205
Total	$17,171	$-	$-	$17,171

Fair values measured on a recurring basis at December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,789	$-	$-	$3,789
Fair value method equity holding	16,792	-	-	16,792
Total	$20,581	$-	$-	$20,581

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on a combination of the cash on hand as well as quoted market prices of the securities held by FGF Holdings (as defined below), the liquidation value of the Company’s equity method holding was $5.1 million at June 30, 2023 (see Note 7).

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of June 30, 2023 or December 31, 2022.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$4,046	$-	$4,046	$3,251	$-	$3,251
Digital equipment sales	3,537	-	3,537	2,673	-	2,673
Extended warranty sales	49	-	49	84	-	84
Other product sales	779	-	779	675	-	675
Total product sales	8,411	-	8,411	6,683	-	6,683
Field maintenance and monitoring services	1,912	-	1,912	1,649	-	1,649
Installation services	1,038	-	1,038	469	-	469
Strong Studios services	6,379	-	6,379	-	-	-
Other service revenues	99	183	282	21	321	342
Total service revenues	9,428	183	9,611	2,139	321	2,460
Total	$17,839	$183	$18,022	$8,822	$321	$9,143

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$7,003	$-	$7,003	$6,743	$-	$6,743
Digital equipment sales	7,063	-	7,063	6,216	-	6,216
Extended warranty sales	100	-	100	184	-	184
Other product sales	1,449	-	1,449	1,243	-	1,243
Total product sales	15,615	-	15,615	14,386	-	14,386
Field maintenance and monitoring services	3,803	-	3,803	3,267	-	3,267
Installation services	1,840	-	1,840	841	-	841
Strong Studios services	6,379	-	6,379	-	-	-
Other service revenues	153	341	494	49	626	675
Total service revenues	12,175	341	12,516	4,157	626	4,783
Total	$27,790	$341	$28,131	$18,543	$626	$19,169

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

Strong Studios services

The Company develops and produces original films and television series, as well as acquires third-party rights to content for global multi-platform distribution and recognizes revenue upon the transfer or license of film and television programming rights and related intellectual property.

Extended warranty sales

The Company performs installation services for its Strong Entertainment customers and recognizes revenue upon completion of the installations.

Timing of revenue recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$16,312	$34	$16,346	$7,532	$14	$7,546
Over time	1,527	149	1,676	1,290	307	1,597
Total	$17,839	$183	$18,022	$8,822	$321	$9,143

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$24,742	$48	$24,790	$15,974	$17	$15,991
Over time	3,048	293	3,341	2,569	609	3,178
Total	$27,790	$341	$28,131	$18,543	$626	$19,169

At June 30, 2023, the unearned revenue amount associated with long-term projects that the Company uses the percentage-of-completion method to recognize revenue, maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.4 million. The Company expects to recognize $0.4 million of the unearned revenue amounts during the remainder of 2023, and immaterial amounts from 2024 through 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares outstanding:
Basic weighted average shares outstanding	19,470	19,273	19,293	19,133
Dilutive effect of stock options and certain non-vested restricted stock units	-	-	-	-
Diluted weighted average shares outstanding	19,470	19,273	19,293	19,133

Anti-dilutive employee stock-based awards excluded	370	197	436	179

Options to purchase 742,000 and 349,500 shares of common stock were outstanding as of June 30, 2023 and June 30, 2022, respectively, but were not included in the computation of diluted loss per share as the options’ exercise prices were greater than the average closing price of the common shares for each period.

5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials and components	$1,984	$1,826
Work in process	312	279
Finished goods	829	1,284
	$3,125	$3,389

The inventory balances are net of reserves of approximately $0.5 million as of both June 30, 2023 and December 31, 2022. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the six months ended June 30, 2023, is as follows (in thousands):

Inventory reserve balance at December 31, 2022	$486
Inventory write-offs during 2023	(16)
Provision for inventory reserve during 2023	29
Inventory reserve balance at June 30, 2023	$499

6. Other Current Assets

Other current assets consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$1,346	$553
Receivable from Safehaven 2022, Inc.	-	1,625
Costs incurred in connection with Strong Global Entertainment initial public offering	-	1,920
Unbilled accounts receivable	541	337
Production tax rebate receivable	3,476	-
Receivable from Ravenwood Productions LLC	6,379	-
Other	267	436
Total	$12,009	$4,871

7. Equity Holdings

The following summarizes our equity holdings (dollars in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Holding
FG Financial Holdings, LLC	$5,137	45.4%	$7,832	47.2%

Fair Value Method Holding
GreenFirst Forest Products Inc.	12,205	8.3%	16,792	8.4%

Cost Method Holding
Firefly Systems, Inc.	12,898		12,898
Total Investments	$30,240		$37,522

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

The Company has the ability to significantly influence FGF Holdings through its 50% voting power but does not maintain a controlling interest. Based on quoted closing stock of the securities held by FGF Holdings, as well as the liabilities and cash balance on hand, the liquidation value of the Company’s LLC interest in FGF Holdings was approximately $5.1 million as of June 30, 2023.

The Company recorded an equity method loss related to FGF Holdings of $2.0 million and $2.7 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the Company’s retained earnings included an accumulated deficit from its equity method holding of approximately $8.7 million.

Fair Value Method Holding

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. In April 2021, GreenFirst announced that it had entered into an asset purchase agreement pursuant to which it would acquire a portfolio of forest and paper product assets (the “GreenFirst Acquisition”). The Company’s Chairman, Mr. Cerminara, served as a member of the board of directors of GreenFirst from June 2016 to October 2021, and was also appointed Chairman of GreenFirst from June 2018 to June 2021. Prior to the closing of the GreenFirst Acquisition, the Company held a 20.7% ownership position in GreenFirst. The Company’s 20.7% ownership of GreenFirst, combined with Mr. Cerminara’s board seat, provided the Company with significant influence over GreenFirst, but not a controlling interest. Accordingly, the Company applied the equity method of accounting to its equity holding in GreenFirst. Following the GreenFirst Acquisition and GreenFirst’s issuance of additional common shares, the Company’s ownership percentage decreased to 8.6%. As a result, the Company is no longer able to exercise significant influence over GreenFirst and the equity holding in GreenFirst no longer qualified for equity method accounting. As a result of applying the fair value method of accounting, the Company recorded a loss on equity holding of approximately $4.5 million and $2.5 million during the six months ended June 30, 2023 and June 30, 2023, respectively. The Company did not receive dividends from GreenFirst during the three and six months ended June 30, 2023 or June 30, 2022. Based on quoted closing stock price, the fair value of the Company’s ownership in GreenFirst was $12.2 million as of June 30, 2023.

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

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Land	$2,342	$2,341
Buildings and improvements	9,463	12,756
Machinery and other equipment	4,976	4,786
Office furniture and fixtures	873	860
Construction in progress	238	11
Total properties, cost	17,892	20,754
Less: accumulated depreciation	(5,306)	(8,105)
Property, plant and equipment, net	$12,586	$12,649

9. Film and Television Programming Rights, Net

Film and television programming rights, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Television series in development	$9,449	$1,308
Films in development	222	193
Total film and programming rights	9,671	1,501
Accumulated amortization	(1,980)	-
Total film and programming rights, net	$7,691	$1,501

A rollforward of film and television programming rights, net for the six months ended June 30, 2023, is as follows (in thousands):

Balance at December 31, 2022	$1,501
Expenditures on in-process projects	86
Acquisition of distribution rights	8,188
Amortization of film and programming rights	(1,980)
Adjustment to fair value of warrant issued to Landmark	(104)
Balance at June 30, 2023	$7,691

In March 2022, Strong Studios acquired the rights to original feature films and television series from Landmark Studio Group LLC (“Landmark”), including the assignment of third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development, none of which have produced revenue as of June 30, 2023. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million in four separate payments, $0.3 million of which was paid upon the closing of the transaction. The $1.7 million acquisition price was allocated to three projects in development: $1.0 million to Safehaven, $0.3 million to Flagrant and $0.4 million to Shadows in the Vineyard. The Company also agreed to issue to Landmark no later than 10 days after the completion of the IPO of Strong Global Entertainment, a warrant to purchase up to 150,000 Common Shares of Strong Global Entertainment, exercisable for three years beginning six months after the consummation of the IPO, at an exercise price equal to the per-share offering price of Strong Global Entertainment’s Common Shares in the IPO (the “Landmark Warrant”). The Landmark Warrant allows for cashless exercise in certain limited circumstances and provides for certain registration rights for such warrant shares.

As a condition precedent to entry into the AA Agreement, Strong Studios agreed to enter into distribution agreements for Safehaven and Flagrant (the “AA Distribution Agreements”) with Screen Media Ventures, LLC (“SMV”). Pursuant to the AA Distribution Agreements, SMV agreed to purchase the global distribution rights to Safehaven for $6.5 million and Flagrant for $2.5 million upon delivery of each project. In January 2023, Strong Studios amended its agreement with SMV resulting in Strong Studios retaining the worldwide global distribution rights for the Flagrant series and releasing SMV from the obligation to purchase the distribution rights for the series. On June 30, 2023, Strong Studios amended the Safehaven AA Agreement with SMV resulting in Strong Studios retaining the worldwide global distribution rights for the Safehaven series and releasing SMV from the obligation to purchase the distribution rights for the series.

During the second quarter of 2022, Safehaven 2022, Inc. (“Safehaven 2022”) was established to manage the production and financing of Safehaven. Strong Studios owned 49% of Safehaven 2022 and the remaining 51% was owned by Unbounded Services, LLC (“Unbounded”). Strong Studios assigned the Landmark distribution agreement to Safehaven 2022, and the Landmark distribution agreement serves as collateral for the production financing at Safehaven 2022. Effective June 23, 2023, the Company increased its ownership in Safehaven 2022 from 49% to 100%, and Safehaven 2022 became a wholly owned subsidiary of Strong Studios.

Prior to acquiring 100% of Safehaven 2022 in June 2023, Strong Studios reviewed its ownership in Safehaven 2022 and concluded that it had significant influence, but not a controlling interest, in Safehaven 2022 based on its ownership being less than 50% along with having one of three representatives on the board of managers of Safehaven 2022. Strong Studios also reviewed whether it otherwise had the power to make decisions that significantly impact the economic performance of Safehaven 2022 and concluded that it did not control the entity and is not the primary beneficiary. Accordingly, the Company applied the equity method of accounting to its equity holding in Safehaven 2022 through June 30, 2023, at which time the Company increased its ownership interest in Safehaven 2022 from 49% to 100% and began consolidating Safehaven 2022 as a wholly owned subsidiary of Strong Studios. A summary of the balance sheet of Safehaven 2022 as of June 30, 2023, is as follows (in thousands):

Cash	$164
Television programming rights	8,142
Other assets	3,505
Total assets	$11,811

Accounts payable and accrued expenses	$250
Due to Strong Studios	1,710
Debt	9,851
Equity	-
Total liabilities and equity	$11,811

Effective June 30, 2023, Safehaven 2022 entered into a purchase agreement (the “Purchase Agreement”) with SMV, to purchase all of SMV’s right, title and interest in Safehaven. Under the terms of the Purchase Agreement, the purchase price payable to Safehaven 2022 was satisfied by the payment in full by Ravenwood-Productions, LLC (“Ravenwood”) of the amount due as a minimum guarantee under the Safehaven AA Distribution Agreement to Bank of Hope. SMV is entitled to receive no further payments in respect of the Safehaven series, provided that, upon Strong Studios’ receipt of $15.0 million in gross receipts, SMV shall be paid an amount equal to five percent (5%) of the net proceeds up to a maximum of $0.4 million.

Effective June 30, 2023, the Company and Ravenwood entered into a management agreement (the “Management Agreement”), pursuant to which:

●	Ravenwood advanced the amount due to Bank of Hope in respect of the minimum guarantee under the Safehaven AA Distribution Agreement of approximately $6.4 million.
●	Safehaven 2022, Strong Studios and Ravenwood will enter into a sales agent agreement with an agency to represent and sell the Safehaven series.
●	Each of Ravenwood and Strong Studios will be paid a management commission of 20% and 7%, respectively, of the Net Sales Price of the Series (as defined in the Management Agreement).
●	All Gross Receipts (as defined by the Management Agreement) shall be distributed according to an agreed waterfall, with the balance to be paid to the named participants, including Strong Studios which will be paid 32.5%.
●	Safehaven 2022 conveyed to Ravenwood an undivided 75% interest in all rights in and to the Safehaven series, retaining 25% for itself.

Safehaven 2022 recognizes revenue and cost of sales using the individual-film-forecast method based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned. During the quarter ended June 30, 2023, Safehaven 2022 recognized $6.4 million of revenue in connection with the sale of a portion of the intellectual property rights, recorded a total of $5.4 million of expenses, including $2.0 million amortization of the film and programming rights intangible asset and $3.4 million of accrued participation costs.

10. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2023 (in thousands):

Balance as of December 31, 2022	$882
Foreign currency translation adjustment	20
Balance as of June 30, 2023	$902

11. Accrued Expenses

The Company’s accrued expense consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Employee-related	$2,169	$1,428
Warranty obligation	321	309
Interest and taxes	309	671
Legal and professional fees	279	725
Accrued participation costs	3,473	-
Film and television programming rights	650	1,709
Other	320	325
Total	$7,521	$5,167

12. Debt

The Company’s short-term debt and long-term debt consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Short-term debt:
Strong/MDI 20-year installment loan	$2,283	$2,289
Strong/MDI 5-year equipment loan	-	221
Strong/MDI revolving credit facility	2,237	-
Safehaven production debt	9,851	-
Insurance note payable	586	-
Total short-term debt	14,957	2,510
Less: deferred debt issuance costs, net	(30)	-
Total short-term debt, net of issuance costs	$14,927	$2,510

Long-term debt:
Tenant improvement loan	$144	$162
Digital Ignition building loan	5,015	5,105
Total long-term debt	$5,159	$5,267
Less: current portion	(220)	(216)
Less: deferred debt issuance costs, net	(41)	(47)
Long-term debt, net of current portion and deferred debt issuance costs, net	$4,898	$5,004

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

In January 2023, Strong/MDI and CIBC entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. The 5-year installment note was paid in full in connection with entering into the 2023 Credit Agreement. As of June 30, 2023, there was CAD$3.1 million, or approximately $2.3 million, of principal outstanding on the 20-year installment loan, which bears variable interest at 7.20%. Strong/MDI was in compliance with its debt covenants as of June 30, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO. As of June 30, 2023, there was CAD$3.0 million, or approximately $2.2 million, of principal outstanding on the revolving credit facility, which bears variable interest at 7.95%

Safehaven Production Debt

Safehaven 2022 entered into a Loan and Security Agreement (“Loan Agreement”) with Bank of Hope to provide interim production financing for the Safehaven production. The Company is not a borrower or guarantor under the Loan Agreement, and Safehaven 2022 is the sole borrower and guarantor under the Loan Agreement. The maturity date of the Loan Agreement is the earlier of (i) the date on which payment is accelerated by Bank of Hope due to an event of default or (ii) March 15, 2024. As of June 30, 2023, Safehaven 2022 had borrowed $9.9 million under the facility for production costs incurred to that date. Subsequent to June 30, 2023, Ravenwood paid approximately $6.4 million of the outstanding production debt. The remaining balance on the Loan Agreement was satisfied in July 2023 upon receipt of the production tax rebates and incentives earned as a result of shooting the Safehaven series in Canada.

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

Insurance Debt

The Company maintains certain commercial insurance policies, including management liability and other policies customarily held by publicly traded companies. The Company elected to finance a portion of the annual premium, which will be repaid in monthly installments through January 2024. The finance agreement bears fixed interest of approximately 9%.

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at June 30, 2023, are as follows (in thousands):

	Tenant Improvement Loan	Digital Ignitiion Building Loan	Total
Remainder of 2023	$18	90	$108
2024	37	187	224
2025	40	195	235
2026	42	203	245
2027	7	4,340	4,347
Thereafter	-	-	-
Total	$144	$5,015	$5,159

13. Leases

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Finance lease cost:
Amortization of right-of-use assets	$37	$2	$70	$2
Interest on lease liabilities	15	1	27	1
Operating lease cost	39	46	73	150
Short-term lease cost	14	14	31	28
Sublease income	-	-	-	(32)
Net lease cost	$105	$63	$201	$149

Other information	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$15	$1	$27	$1
Operating cash flows from operating leases	$33	$49	$65	$141
Financing cash flows from finance leases	$38	$2	$66	$2
Right-of-use assets obtained in exchange for new finance lease liabilities	$310	$68	$310	$68
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$-

As of June 30, 2022
Weighted-average remaining lease term - finance leases (years)	1.5
Weighted-average remaining lease term - operating leases (years)	3.2
Weighted-average discount rate - finance leases	4.8%
Weighted-average discount rate - operating leases	3.8%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of June 30, 2023 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$66	$124
2024	101	249
2025	79	496
2026	81	188
2027	14	5
Thereafter	-	-
Total lease payments	341	1,062
Less: Amount representing interest	(25)	(151)
Present value of lease payments	316	911
Less: Current maturities	(116)	(179)
Lease obligations, net of current portion	$200	$732

14. Income and Other Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2023 and December 31, 2022.

The Tax Cuts and Jobs Act provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI provisions also allow for a high-tax exclusion if the effective tax rate of the tested income is greater than 18.9%. The Company has evaluated these regulations in determining the appropriate amount of the inclusion for the tax provision. The effective tax rate on the tested income is greater than 18.9%; thus, the Company is utilizing the GILTI high-tax exclusion for purposes of the tax provision for the three and six months ended June 30, 2023, as well as the year ended December 31, 2022.

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

15. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.9 million and $0.2 million for the three months ended June 30, 2023 and June 30, 2022, respectively and $1.0 million and $0.4 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Consolidated stock-based compensation expense for the three months and six months ended June 30, 2023 includes approximately $0.7 million related to stock-based compensation at Strong Global Entertainment, pursuant to the equity compensation plans established at the subsidiary level.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of June 30, 2023, approximately 1.8 million shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The Company granted a total of 107,500 options during the six months ended June 30, 2023. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of the grant. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2023 was $1.16. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

Expected dividend yield at date of grant	0.00%
Risk-free interest rate	3.52%
Expected stock price volatility	68.2%
Expected life of options (in years)	5.0

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	639,500	$3.72	5.6	$127
Granted	107,500	$1.96
Exercised	-
Forfeited	(5,000)	$1.96
Expired	-
Outstanding at June 30, 2023	742,000	$3.21	4.4	$35
Exercisable at June 30, 2023	530,500	$4.06	4.7	$14

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of June 30, 2023, 211,500 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.2 million, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock awards based upon the closing price of the underlying common stock on the date of grant. The following table summarizes restricted stock unit activity for the six months ended June 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	206,934	$2.06
Granted	390,000	$1.96
Shares vested	-
Shares forfeited	-
Non-vested at June 30, 2023	596,934	$2.06

As of June 30, 2023, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.7 million, which is expected to be recognized over a weighted average period of 2.7 years.

16. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to the Company. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. As of June 30, 2023, the Company has a loss contingency reserve of approximately $0.2 million, which represents the Company’s estimate of its potential losses related to the settlement of open cases. During 2022 and the first half of 2023, the Company settled three cases, which resulted in payments totaling $53 thousand. When appropriate, the Company may settle additional claims in the future. The Company does not expect the resolution of these cases to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Concentrations

The Company’s top ten customers accounted for approximately 40% of consolidated net revenues during the six months ended June 30, 2023. Trade accounts receivable from these customers represented approximately 62% of net consolidated receivables at June 30, 2023. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the six months ended June 30, 2023 and its net combined receivables as of June 30, 2023. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net revenues
Strong Entertainment	$17,839	$8,822	$27,790	$18,543
Other	183	321	341	626
Total net revenues	18,022	9,143	28,131	19,169

Gross profit
Strong Entertainment	7,264	2,098	9,585	4,304
Other	183	322	340	628
Total gross profit	7,447	2,420	9,925	4,932

Operating income (loss)
Strong Entertainment	349	180	924	790
Other	(122)	(36)	(291)	(170)
Total segment operating income	227	144	633	620
Unallocated administrative expenses	(995)	(1,029)	(2,180)	(2,267)
Loss from operations	(768)	(885)	(1,547)	(1,647)
Other expense, net	(2,225)	(4,056)	(5,085)	(2,925)
Loss before income taxes and equity method holding loss	$(2,993)	$(4,941)	$(6,632)	$(4,572)

(In thousands)	June 30, 2023	December 31, 2022
Identifiable assets
Strong Entertainment	$39,843	$35,392
Corporate assets	39,252	36,361
Total	$79,095	$71,753

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net revenues
United States	$17,072	$7,840	$25,808	$16,623
Canada	108	466	420	873
China	-	44	22	279
Mexico	64	7	64	7
Latin America	16	74	273	220
Europe	171	169	566	265
Asia (excluding China)	433	279	586	432
Other	158	264	392	470
Total	$18,022	$9,143	$28,131	$19,169

(In thousands)	June 30, 2023	December 31, 2022
Identifiable assets
United States	$51,187	$51,423
Canada	27,908	20,330
Total	$79,095	$71,753

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

In May 2023, we separated our Strong Entertainment operating business from the Company pursuant to an initial public offering to support the growth plans for that line of business. Following the separation, we continue to be the majority shareholder of Strong Global Entertainment, and this discussion and analysis is prepared on a consolidated basis.

In addition, we use our facility in Alpharetta, Georgia for our Digital Ignition technology incubator and co-working facility. Results of those operations are included within “Other” in our results of operations. We also continue to evaluate capital allocation opportunities to invest in other public or private companies, real estate or acquire other businesses, which may be within or outside of the Company’s existing markets.

Impact of COVID-19 Pandemic

The coronavirus pandemic (“COVID-19”) had an unprecedented impact to consumer behaviors and our customers, particularly our customers’ ability and willingness to purchase our products and services. The Company believes that consumer reticence to engage in outside-the-home activities, caused by the risk of contracting COVID-19, has abated, and our customers have resumed more typical, pre-COVID-19 purchasing behaviors. And while we believe our customers made significant progress in its recovery from the pandemic, the impact of COVID-19 on inflation and supply chains and the continued economic recovery will be contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in- and out-of-home entertainment. There can be no assurances that there will be no additional public health crises, including further resurgence or variants of COVID-19, which could reverse the current trend and have a negative impact on the Company’s results of operations. Our results of operations in future periods may continue to be adversely impacted by inflationary pressures and global supply chain issues, and other negative effects on global economic conditions.

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
		(dollars in thousands)
Net revenues	$18,022	$9,143	$8,879	97.1%
Cost of revenues	10,575	6,723	3,852	57.3%
Gross profit	7,447	2,420	5,027	207.7%
Gross profit percentage	41.3%	26.5%
Selling and administrative expenses	8,220	3,305	4,915	148.7%
Gain on disposal of assets	5	-	5	100.0%
Loss from operations	(768)	(885)	117	(13.2)%
Other expense	(2,225)	(4,056)	1,831	(45.1)%
Loss before income taxes and equity method holding loss	(2,993)	(4,941)	1,948	(39.4)%
Income tax (expense) benefit	(355)	303	(658)	(217.2)%
Equity method holding loss	(2,043)	(960)	(1,083)	112.8%
Net loss	(5,391)	(5,598)	207	(3.7)%
Net loss attributable to non-controlling interest	(118)	-	(118)	N/M
Net loss attributable to FG Group Holdings	$(5,273)	$(5,598)	$325	(5.8)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenues	$28,131	$19,169	$8,962	46.8%
Cost of revenues	18,206	14,237	3,969	27.9%
Gross profit	9,925	4,932	4,993	101.2%
Gross profit percentage	35.3%	25.7%
Selling and administrative expenses	11,478	6,579	4,899	74.5%
Gain on disposal of assets	6	-	6	100.0%
Loss from operations	(1,547)	(1,647)	100	(6.1)%
Other (expense) income	(5,085)	(2,925)	(2,160)	73.8%
Loss before income taxes and equity method holding loss	(6,632)	(4,572)	(2,060)	45.1%
Income tax expense	(56)	(47)	(9)	19.1%
Equity method holding loss	(2,694)	(1,780)	(914)	51.3%
Net loss	(9,382)	(6,399)	(2,983)	46.6%
Net loss attributable to non-controlling interest	(118)	-	(118)	N/M
Net loss attributable to FG Group Holdings	$(9,264)	$(6,399)	$(2,865)	44.8%

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues

Net revenues during the quarter ended June 30, 2023 was $18.0 million compared to $9.1 million during the quarter ended June 30, 2022.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
		(dollars in thousands)
Strong Entertainment	$17,839	$8,822	$9,017	102.2%
Other	183	321	(138)	(43.0)%
Total net revenues	$18,022	$9,143	$8,879	97.1%

Strong Entertainment

Revenue from Strong Entertainment more than doubled to $17.8 million in the second quarter of 2023 from $8.8 million in the second quarter of 2022. The increase from the prior year was due to $1.7 million of higher revenue from product sales and a $7.3 million increase in service revenue, which included $6.4 million from the sale of an ownership stake in the Safehaven series. The revenue recognized in connection with Strong Studios’ projects will vary from period to period and will depend on the timing of the monetization of the projects. Excluding the revenue related to Safehaven, total revenue during the second quarter of 2023 increased 29.9% over the prior year, and service revenue increased 42.5%.

The increase in revenue from products was primarily due to a 24% increase in sales of screen systems as the upgrade to laser projection continues across the industry, as well as a 32% increase in sales of digital equipment. We expect the upgrades from xenon to laser to accelerate throughout 2023 and continue for at least the next several years.

On the cinema services side, the primary driver of the revenue increase was from installation services, which grew 121% from the prior year as we have increased the scope of our offerings to better support our customers and to increase market share in cinema services, including cinema screen installation work performed for certain of our customers.

Other

The decrease in other revenue primarily related to the expiration of the agreement covering support services provided to Firefly, which expired at the end of 2022.

Gross Profit

Consolidated gross profit was $7.4 million compared to $2.4 million during the quarter ended June 30, 2022. As a percentage of revenue, gross profit was 41.3% and 26.5% for the quarters ended June 30, 2023 and June 30, 2022, respectively.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
		(dollars in thousands)
Strong Entertainment	$7,264	$2,098	$5,166	246.2%
Other	183	322	(139)	(43.2)%
Total gross profit	$7,447	$2,420	$5,027	207.7%

Strong Entertainment

Gross profit in the Strong Entertainment segment $7.3 million or 40.7% of revenues in the second quarter of 2023 compared to $2.1 million or 23.8% in the second quarter of 2022. Gross profit during the 2nd quarter of 2023 included approximately $4.4 million from the sale of an ownership stake in Safehaven. Gross profit generated from Strong Studios’ projects will vary from period to period and will depend on the timing of the monetization of the projects. Excluding the gross profit related to Safehaven, total gross profits during the second quarter of 2023 would have been 24.5% of revenue.

Gross profit from product sales was $2.2 million or 25.7% of revenues for the second quarter of 2023 compared to $1.8 million or 27.7% of revenues for the second quarter of 2022. The decrease in gross profit percentage from product sales resulted primarily from product mix as revenue from sales of lower margin digital equipment grew at a slightly faster rate than our higher margin cinema screens.

Gross profit from service revenue was $5.1 million or 54.1% of revenues for the second quarter of 2023 compared to $0.2 million or 11.6% of revenues for the second quarter of 2022. Gross profit percentage increased from the prior year due to the sale of an ownership stake in the Safehaven series, as well as slightly higher overall gross margin from cinema services. Gross margin on our installation services also improved from the prior year as we started to see the benefits from the transition from third-party screen installation costs to internal labor. We expect margins on installation services to continue to improve as we continue to onboard and utilize our internal installation team.

Other

Other gross profit decreased primarily related to the expiration of the agreement covering support services provided to Firefly, which expired at the end of 2022.

Loss From Operations

Consolidated loss from operations was $0.8 million during the quarter ended June 30, 2023 compared to $0.9 million during the quarter ended June 30, 2022.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
		(dollars in thousands)
Strong Entertainment	$349	$180	$169	93.9%
Other	(122)	(36)	(86)	238.9%
Total segment operating income	227	144	83	57.6%
Unallocated administrative expenses	(995)	(1,029)	34	(3.3)%
Total loss from operations	$(768)	$(885)	$117	(13.2)%

The Strong Entertainment segment generated operating income of $0.3 million in the second quarter of 2023 compared to operating income of $0.2 million during the second quarter of 2022. We recorded approximately $1.2 million of costs in connection with the completion of the IPO and $3.4 million of production participation costs in connection with the sale of an ownership stake in the Safehaven series. The increase in gross profit was partially offset by higher selling and administrative expenses, including marketing and travel and entertainment expenses, as revenue and business activity increased.

Unallocated administrative expenses were $1.0 million in each of the second quarters 2023 and 2022. A decrease in stock-based compensation was partially offset by an increase in professional fees and higher overall compensation costs.

Other Financial Items

Total other expense of $2.2 million during the second quarter of 2023 primarily consisted of a $1.6 million unrealized loss on equity holdings, $0.4 million of foreign currency transaction adjustments and $0.1 million of interest expense. Total other expense of $4.1 million during the second quarter of 2022 primarily consisted of a $4.2 million unrealized loss on equity holdings and $0.1 million of interest expense, partially offset by $0.2 million of foreign currency transaction adjustments.

Income tax expense was $0.4 million during the second quarter of 2023 compared to income tax benefit of $0.3 million during the second quarter of 2022. Our income tax benefit/expense during the second quarter of 2023 and 2022 consisted primarily of current and deferred income tax on foreign earnings, which includes the unrealized (loss) gain on equity holdings.

We recorded a loss on our FGF Holdings equity method holding of $2.0 million during the second quarter of 2023 compared to $1.0 million during the second quarter of 2022.

As a result of the items outlined above, we generated a net loss attributable to FG Group Holdings of $5.3 million, or $0.27 per basic and diluted share, in the second quarter of 2023, compared to $5.6 million, or $0.29 per basic and diluted share, in the second quarter of 2022.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues

Net revenues during the six months ended June 30, 2023 was $28.1 million compared to $19.2 million during the six months ended June 30, 2022.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
		(dollars in thousands)
Strong Entertainment	$27,790	$18,543	$9,247	49.9%
Other	341	626	(285)	(45.5)%
Total net revenues	$28,131	$19,169	$8,962	46.8%

Strong Entertainment

Revenue from Strong Entertainment increased 49.9% to $27.8 million in the first half of 2023 from $18.5 million in the first half of 2022. The increase from the prior year was due to $1.2 million of higher revenue from product sales and $8.0 million increase in service revenue, which included $6.4 million from the sale of an ownership stake in the Safehaven series. The revenue recognized in connection with Strong Studios’ projects will vary from period to period and will depend on the timing of the monetization of the projects. Excluding the revenue related to Safehaven, total revenue during the first half of 2023 increased 15.5% over the prior year, and service revenue increased 39.4%.

The increase in revenue from products was primarily due to a $0.8 million increase in sales of digital equipment and $0.3 million of higher sales of traditional cinema screens. We expect the upgrades from xenon to laser to accelerate throughout 2023 and continue for at least the next several years.

On the cinema services side, the primary driver of the revenue increase was from installation services, which increased $1.0 million from the prior year as we have increased the scope of our offerings to better support our customers and to increase market share in cinema services, including cinema screen installation work performed for certain of our customers.

Other

The decrease in other revenue primarily related to the expiration of the agreement covering support services provided to Firefly, which expired at the end of 2022.

Gross Profit

Consolidated gross profit was $9.9 million during the six months ended June 30, 2023 compared to $4.9 million during the six months ended June 30, 2022. As a percentage of revenue, gross profit was 35.3% and 25.7% for the six months ended June 30, 2023 and June 30, 2022, respectively.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
		(dollars in thousands)
Strong Entertainment	$9,585	$4,304	$5,281	122.7%
Other	340	628	(288)	(45.9)%
Total gross profit	$9,925	$4,932	$4,993	101.2%

Strong Entertainment

Gross profit was $9.6 million or 34.5% of revenues in the first half of 2023 compared to $4.3 million or 22.7% in the first half of 2022. Gross profit during the first half of 2023 included approximately $4.4 million from the sale of an ownership stake in Safehaven. Gross profit generated from Strong Studios’ projects will vary from period to period and will depend on the timing of the monetization of the projects. Excluding the gross profit related to Safehaven, total gross profit during the first half of 2023 would have been 24.0% of revenue.

Gross profit from product sales was $3.9 million or 25.0% of revenues for the first half of 2023 compared to $3.7 million or 25.7% of revenues for the first half of 2022. The slight decrease in gross profit percentage from product sales resulted primarily from product mix as revenue from sales of lower margin digital equipment grew at a slightly faster rate than our higher margin traditional cinema screens.

Gross profit from service revenue was $5.7 million or 46.7% of revenues for the first half of 2023 compared to $0.6 million or 14.7% of revenues for the first half of 2022. Gross profit percentage increased from the prior year primarily due to the sale of an ownership stake in the Safehaven series. We expect margins on installation services to continue to improve as we continue to onboard and utilize our internal installation team.

Other

Other gross profit decreased primarily related to the expiration of the agreement covering support services provided to Firefly, which expired at the end of 2022.

Loss From Operations

Consolidated loss from operations for the first half of 2023 was $1.5 million compared to $1.6 million during the six months ended June 30, 2022.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
		(dollars in thousands)
Strong Entertainment	$924	$790	$134	17.0%
Other	(291)	(170)	(121)	71.2%
Total segment operating income	633	620	13	2.1%
Unallocated administrative expenses	(2,180)	(2,267)	87	(3.8)%
Total loss from operations	$(1,547)	$(1,647)	$100	(6.1)%

The Strong Entertainment segment generated operating income of $0.9 million in the first half of 2023 compared to operating income of $0.8 million during the first half of 2022. We recorded approximately $1.2 million of costs in connection with the completion of the Strong Global Entertainment IPO and $3.4 million of production participation costs in connection with the sale of an ownership stake in the Safehaven series. In addition, selling and administrative expenses, marketing and travel and entertainment expenses were higher during the first half of 2023 as revenue and business activity increased, including the addition of Strong Studios, in the current period as compared to the prior year, which was offset by an increase in gross profit.

Unallocated administrative expenses were $2.2 million compared to $2.3 million during the six months ended June 30, 2022. A decrease in stock-based compensation was partially offset by an increase in professional fees and higher overall compensation costs.

Other Financial Items

Total other expense of $5.1 million during the six months of 2023 primarily consisted of a $4.5 million unrealized loss on equity holdings, $0.3 million of foreign currency transaction adjustments and $0.2 million of interest expense. Total other expense of $2.9 million during the first half of 2022 primarily consisted of a $2.5 million unrealized loss on equity holdings, a $0.2 million adjustment to the carrying value of the SageNet Promissory Note in connection with a prepayment, and $0.1 million of interest expense, and $0.1 million of foreign currency transaction adjustments.

Income tax expense was $0.1 million during the six months of 2023 compared to income tax expense of $47,000 during the six months of 2022. Our income tax benefit/expense during the six months of 2023 and 2022 consisted primarily of current and deferred income tax on foreign earnings, which includes the unrealized (loss) gain on equity holdings.

We recorded a loss on our FGF Holdings equity method holding of $2.7 million during the first six months of 2023 compared to $1.8 million during the first six months of 2022.

As a result of the items outlined above, we generated a net loss attributable to FG Group Holdings of $9.3 million, or $0.48 per basic and diluted share, in the first six months of 2023, compared to $6.4 million, or $0.33 per basic and diluted share, in the first six months of 2022.

Liquidity and Capital Resources

We ended the second quarter of 2023 with total cash and cash equivalents of $5.0 million compared to $3.8 million as of December 31, 2022. Of the $5.0 million as of June 30, 2023, $2.5 million was held in Canada by Strong Global Entertainment. Strong/MDI makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of June 30, 2023, the parent company had outstanding intercompany loans from Strong/MDI of approximately $38.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay 5% Canadian withholding taxes, which have been fully accrued as of June 30, 2023.

On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”) with CIBC, which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consisted of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. These borrowings were due on demand by the lender. In January 2023, Strong/MDI entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. These borrowings are due on demand by the lender and total $3.6 million as of June 30, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the announced initial public offering of Strong Global Entertainment.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, proceeds from equity holdings, real estate, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, performance of our equity holdings, our ability to manage costs and working capital successfully, any unforeseen disruptions of cinemas, theme parks and other entertainment venues (such as those experienced with COVID-19), and the continued availability of financing, if needed. In addition, following the separation and initial public offering of Strong Global Entertainment, treasury and liquidity management are managed separately and the costs of operating separate public companies will likely increase from historical levels. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the variability and unpredictability of the current economic environment. In the event of a sustained market deterioration or declines in net sales or other events, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 12 to the condensed consolidated financial statements for a description of our debt as of June 30, 2023.

Cash Flows from Operating Activities

Net cash used in operating activities was $2.6 million during the six months ended June 30, 2023 and $3.0 million during the six months ended June 30, 2022. Cash used in operating activities decreased primarily due to improvements in working capital including the collection of accounts receivable and customer deposits, which was partially offset by higher payments to our vendors and for other accrued expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $0.2 million during the six months ended June 30, 2023, which consisted of $0.2 million of proceeds from the sale of equity securities, offset by $0.3 million of capital expenditures and a $0.1 million outflow related to the acquisition of film and television programming rights. Net cash used in investing activities from continuing operations was $0.9 million during the six months ended June 30, 2022, which consisted of a $2.0 million purchase of common stock of FGF, $0.8 million of capital expenditures and $0.3 million outflow related to the acquisition of film and television programming rights, partially offset by the $2.3 million receipt of the SageNet Promissory Note.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.9 million during the six months ended June 30, 2023, which primarily consisted of $2.4 million of net proceeds from the Strong Global Entertainment IPO and $2.2 million of net borrowings under the CIBC revolving line of credit, partially offset by principal payments on short-term and long-term debt and finance lease obligations. Net cash used in financing activities from continuing operations was $0.4 million during the six months ended June 30, 2022, which primarily consisted of principal payments on short-term and long-term debt.

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

The following table sets forth reconciliations of net (loss) income under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended June 30,
	2023			2022

	Strong Entertainment	Corporate and Other	Consolidated	Strong Entertainment	Corporate and Other	Consolidated
Net (loss) income	$(623)	$(4,768)	$(5,391)	$561	$(6,159)	$(5,598)
Interest expense, net	62	76	138	29	58	87
Income tax expense (benefit)	413	(58)	355	(271)	(32)	(303)
Depreciation and amortization	2,130	125	2,255	154	182	336
EBITDA	1,982	(4,625)	(2,643)	473	(5,951)	(5,478)
Stock-based compensation expense	714	196	910	-	175	175
Equity method holding loss	-	2,043	2,043	-	960	960
Unrealized loss on equity holdings	-	1,647	1,647	-	4,178	4,178
IPO related expenses	475	-	475	-	-	-
Gain on disposal of assets	-	(5)	(5)	-	-	-
Foreign currency transaction loss (income)	426	-	426	(206)	-	(206)
Adjusted EBITDA	$3,597	$(744)	$2,853	$267	$(638)	$(371)

	Six Months Ended June 30,
	2023			2022

	Strong Entertainment	Corporate and Other	Consolidated	Strong Entertainment	Corporate and Other	Consolidated
Net income (loss)	$246	$(9,628)	$(9,382)	$427	$(6,826)	$(6,399)
Interest expense, net	118	131	249	53	87	140
Income tax expense	113	(57)	56	40	7	47
Depreciation and amortization	2,309	212	2,521	367	335	702
EBITDA	2,786	(9,342)	(6,556)	887	(6,397)	(5,510)
Stock-based compensation expense	714	323	1,037	-	369	369
Equity method holding loss	-	2,694	2,694	-	1,780	1,780
Unrealized loss on equity holdings	-	4,538	4,538	-	2,451	2,451
IPO related expenses	475	-	475	-	-	-
Gain on disposal of assets	-	(5)	(5)	-	-	-
Foreign currency transaction loss (income)	309	(2)	307	134	2	136
Severance and other	-	-	-	-	222	222
Adjusted EBITDA	$4,284	$(1,794)	$2,490	$1,021	$(1,573)	$(552)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2022. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the six months ended June 30, 2023.

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

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. We and certain of our subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to us. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. We have not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intend to continue to defend these lawsuits. As of June 30, 2023, the Company has a loss contingency reserve of approximately $0.2 million, which represents our estimate of our potential losses related to the settlement of open cases. During 2022 and the first half of 2023, we settled three cases, which resulted in payments totaling $53 thousand. When appropriate, we may settle additional claims in the future. We do not expect the resolution of these cases to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of the Company’s risk factors. As of the date of this filing there have been no material changes to the risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. The following table provides information about purchases made by us of our common stock for each month included in the quarter ended June 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

April 2023	-	$-	-	636,931
May 2023	-	-	-	636,931
June 2023	-	-	-	636,931
Quarter Ended June 30, 2023	-	$-	$-	636,931

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of FG Group Holdings Inc.	8-K	3.4	December 23, 2022
3.2	Bylaws of FG Group Holdings Inc.	8-K	3.5	December 23, 2022
10.1	Underwriting Agreement dated May 15, 2023, by and among Strong Global Entertainment, Inc., FG Group Holdings Inc., Strong/MDI Screen Systems, Inc. and ThinkEquity LLC	8-K	10.1	May 19, 2023
10.2†	Master Asset Purchase Agreement dated May 18, 2023, by and between Strong/MDI Screen Systems, Inc. and Strong/MDI Screen Systems, Inc.	8-K	10.2	May 19, 2023
10.3†	Confirmatory of Ownership Assignment of Intellectual Property dated May 18, 2023, by and between Strong/MDI Screen Systems, Inc. and Strong/MDI Screen Systems, Inc.	8-K	10.3	May 19, 2023
10.4†	FG Group Holdings Asset Transfer Agreement dated May 18, 2023, by and between FG Group Holdings Inc. and Strong Technical Services, Inc.	8-K	10.4	May 19, 2023
10.5†	Patent Assignment dated May 18, 2023, by and between FG Group Holdings Inc. and Strong Technical Services, Inc.	8-K	10.5	May 19, 2023
10.6†	Management Services Agreement dated May 18, 2023, by and between FG Group Holdings Inc. and Strong Global Entertainment Inc.	8-K	10.6	May 19, 2023
10.7	Lease Agreement dated May 18, 2023, by and between Strong/MDI Screen Systems, Inc. and Strong/MDI Screen Systems, Inc.	8-K	10.7	May 19, 2023
10.8	Share Transfer Agreement dated May 18, 2023, by and between FG Group Holdings Inc. and Strong/MDI Screen Systems, Inc.	8-K	10.8	May 19, 2023
10.9	Mutual Termination and Release dated May 18, 2023, by and between FG Group Holdings Inc. and Ray F. Boegner.	8-K	10.9	May 19, 2023
10.10+†	Amended and Restated Employment Agreement dated May 18, 2023, by and between FG Group Holdings Inc. and Mark D. Roberson.	8-K	10.10	May 19, 2023
10.11+†	Amended and Restated Employment Agreement dated May 18, 2023, by and between FG Group Holdings Inc. and Todd R. Major.	8-K	10.11	May 19, 2023

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1**	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2**	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from FG Group Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).				X

104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

+	Indicates management contract or compensatory plan.
†	Exhibits and schedules to this Exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FG GROUP HOLDINGS INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 14, 2023	Date:	August 14, 2023

