Form 10-Q
period 2023-09-30
FG Group Holdings Inc.
filed 2023-11-14
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 7, 2023
Common Stock, $0.01 par value	19,708,184 shares

PART I. Financial Information

Item 1. Financial Statements

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,472	$3,789
Accounts receivable (net of credit allowances of $221 and $409, respectively)	7,453	6,167
Inventories, net	3,597	3,389
Other current assets	1,725	4,871
Total current assets	16,247	18,216
Property, plant and equipment, net	12,247	12,649
Operating lease right-of-use assets	229	310
Finance lease right-of-use asset	1,053	666
Equity holdings	27,450	37,522
Film and television programming rights, net	8,205	1,501
Goodwill	2,049	882
Other assets	-	7
Total assets	$67,480	$71,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,885	$4,375
Accrued expenses	7,563	5,167
Short-term debt	5,206	2,510
Current portion of long-term debt	222	216
Current portion of operating lease obligations	104	116
Current portion of finance lease obligations	216	117
Deferred revenue and customer deposits	1,541	1,787
Total current liabilities	18,737	14,288
Operating lease obligations, net of current portion	182	257
Finance lease obligations, net of current portion	851	550
Long-term debt, net of current portion and deferred debt issuance costs, net	4,916	5,004
Deferred income taxes	3,891	4,851
Other long-term liabilities	621	105
Total liabilities	29,198	25,055

Commitments, contingencies and concentrations (Note 17)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 50,000 shares; issued 22,477 and 22,264 shares at September 30, 2023 and December 31, 2022, respectively; outstanding 19,683 and 19,470 shares at September 30, 2023 and December 31, 2022, respectively	225	223
Additional paid-in capital	55,674	53,882
Retained earnings	3,830	16,437
Treasury stock, 2,794 shares at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(4,978)	(5,258)
Total FG Group Holdings shareholders’ equity	36,165	46,698
Equity attributable to non-controlling interest	2,117	-
Total stockholders’ equity	38,282	46,698
Total liabilities and stockholders’ equity	$67,480	$71,753

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net product sales	$7,994	$7,690	$23,609	$22,076
Net service revenues	3,100	2,584	15,617	7,366
Total net revenues	11,094	10,274	39,226	29,442
Total cost of products	5,699	5,543	17,414	16,234
Total cost of services	2,289	1,991	8,779	5,538
Total cost of revenues	7,988	7,534	26,193	21,772
Gross profit	3,106	2,740	13,033	7,670
Selling and administrative expenses:
Selling	501	499	1,653	1,723
Administrative	3,347	2,533	13,672	7,887
Total selling and administrative expenses	3,848	3,032	15,325	9,610
Gain on disposal of assets	-	-	6	-
Loss from operations	(742)	(292)	(2,286)	(1,940)
Other income (expense):
Interest income	-	-	-	7
Interest expense	(183)	(91)	(432)	(238)
Foreign currency transaction gain (loss)	124	517	(183)	382
Unrealized loss on equity holdings	(976)	(1,301)	(5,514)	(3,752)
Other income (expense), net	19	11	27	(187)
Total other expense	(1,016)	(864)	(6,102)	(3,788)
Loss before income taxes and equity method holding loss	(1,758)	(1,156)	(8,388)	(5,728)
Income tax beneft (expense)	101	(245)	45	(292)
Equity method holding loss	(1,668)	(798)	(4,362)	(2,578)
Net loss	(3,325)	(2,199)	(12,705)	(8,598)
Net loss attributable to non-controlling interest	(4)	-	(122)	-
Net loss attributable to FG Group Holdings	$(3,321)	$(2,199)	$(12,583)	$(8,598)

Net loss per share:
Basic	$(0.17)	$(0.11)	$(0.64)	$(0.45)
Diluted	$(0.17)	$(0.11)	$(0.64)	$(0.45)

Weighted-average shares used in computing net loss per share:
Basic	19,648	19,437	19,530	19,235
Diluted	19,648	19,437	19,530	19,235

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Three and Nine Months Ended September 30, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(3,325)	$(2,199)	$(12,705)	$(8,598)
Adjustment to postretirement benefit obligation	(4)	(4)	(13)	(15)
Removal of unrealized gain on available-for sale securities of equity method holding	-	(121)	-	(121)
Currency translation adjustment:
Unrealized net change arising during period	(246)	(1,353)	239	(1,906)
Total other comprehensive (loss) income	(250)	(1,478)	226	(2,042)
Comprehensive loss	(3,575)	(3,677)	(12,479)	(10,640)
Comprehensive loss attributable to non-controlling interest	(45)	-	(175)	-
Comprehensive loss attributable to FG Group Holdings	$(3,530)	$(3,677)	$(12,304)	$(10,640)

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2023 and 2022

(In thousands)

(Unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total FG Group Holdings Shareholders’ Equity	Non-contolling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	22,264	$223	$53,882	$16,437	$(18,586)	$(5,258)	$46,698	$-	$46,698
Cumulative effect of adoption of accounting principle	-	-	-	(24)	-	-	(24)	-	(24)
Net loss	-	-	-	(3,989)	-	-	(3,989)	-	(3,989)
Net other comprehensive loss	-	-	-	-	-	(77)	(77)	-	(77)
Stock-based compensation expense	-	-	127	-	-	-	127	-	127
Balance at March 31, 2023	22,264	223	54,009	12,424	(18,586)	(5,335)	42,735	-	42,735
Net loss	-	-	-	(5,273)	-	-	(5,273)	(118)	(5,391)
Net other comprehensive income	-	-	-	-	-	566	566	(12)	554
IPO of Strong Global Entertainment, Inc. and issuance of Landmark warrant, net of costs	-	-	1,383	-	-	-	1,383	225	1,608
Non-controlling interest allocation			(1,147)				(1,147)	1,147	-
Payments of withholding taxes for net share settlement of equity awards	-	-	(104)	-	-	-	(104)	-	(104)
Stock-based compensation expense	-	-	910	-	-	-	910	-	910
Balance at June 30, 2023	22,264	223	55,051	7,151	(18,586)	(4,769)	39,070	1,242	40,312
Net loss	-	-	-	(3,321)	-	-	(3,321)	(4)	(3,325)
Net other comprehensive loss	-	-	-	-	-	(209)	(209)	(41)	(250)
Vesting of restricted stock	213	2	(2)	-	-	-	-	-	-
Payments of withholding taxes for net share settlement of equity awards	-	-	(39)	-	-	-	(39)	-	(39)
Issuance of SGE common stock in connection with acquisition of Unbounded (Note 9)	-	-	933	-	-	-	933	273	1,206
Non-controlling interest allocation	-	-	(647)	-	-	-	(647)	647	-
Stock-based compensation expense	-	-	378	-	-	-	378	-	378
Balance at September 30, 2023	22,477	$225	$55,674	$3,830	$(18,586)	$(4,978)	$36,165	$2,117	$38,282

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total FG Group Holdings Shareholders’ Equity	Non-contolling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	21,286	$213	$50,807	$23,591	$(18,586)	$(3,748)	$52,277	$-	$52,277
Net loss	-	-	-	(802)	-	-	(802)	-	(802)
Net other comprehensive income	-	-	-	-	-	170	170	-	170
Issuance of common stock	761	8	2,342	-	-	-	2,350	-	2,350
Issuance of warrants	-	-	109	-	-	-	109	-	109
Stock-based compensation expense	-	-	194	-	-	-	194	-	194
Balance at March 31, 2022	22,047	221	53,452	22,789	(18,586)	(3,578)	54,298	-	54,298
Net loss	-	-	-	(5,598)	-	-	(5,598)	-	(5,598)
Net other comprehensive loss	-	-	-	-	-	(734)	(734)	-	(734)
Vesting of restricted stock	73	-	(16)	-	-	-	(16)	-	(16)
Stock-based compensation expense	-	-	175	-	-	-	175	-	175
Balance at June 30, 2022	22,120	221	53,611	17,191	(18,586)	(4,312)	48,125	-	48,125
Net loss	-	-	-	(2,199)	-	-	(2,199)	-	(2,199)
Net other comprehensive loss	-	-	-	-	-	(1,478)	(1,478)	-	(1,478)
Vesting of restricted stock	111	1	(1)	-	-	-	-	-	-
Stock-based compensation expense	-	-	142	-	-	-	142	-	142
Balance at September 30, 2022	22,231	$222	$53,752	$14,992	$(18,586)	$(5,790)	$44,590	$-	$44,590

See accompanying notes to unaudited condensed consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2023 and 2022

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,705)	$(8,598)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
(Recovery of) provision for doubtful accounts	(32)	11
Benefit from obsolete inventory	(47)	-
Provision for warranty	131	9
Depreciation and amortization	2,814	1,038
Amortization and accretion of operating leases	88	166
Equity method holding loss	4,362	2,578
Adjustment to SageNet promissory note in connection with prepayment	-	202
Unrealized loss on equity holdings	5,514	3,752
Deferred income taxes	124	(435)
Stock-based compensation expense	1,415	511
Changes in operating assets and liabilities:
Accounts receivable	(1,213)	(394)
Inventories	(158)	(556)
Current income taxes	(666)	117
Other assets	(9,760)	1,455
Accounts payable and accrued expenses	7,053	(1,490)
Deferred revenue and customer deposits	(248)	(975)
Operating lease obligations	(98)	(161)
Net cash used in operating activities	(3,426)	(2,770)

Cash flows from investing activities:
Capital expenditures	(306)	(858)
Acquisition of programming rights	(511)	(407)
Sale (purchase) of equity holdings	198	(2,000)
Receipt of SageNet promissory note	-	2,300
Net cash used in investing activities	(619)	(965)

Cash flows from financing activities:
Principal payments on short-term debt	(678)	(487)
Principal payments on long-term debt	(152)	(114)
Proceeds from Strong Global Entertainment initial public offering	2,411	-
Borrowings under credit facility	6,790	-
Repayments under credit facility	(4,483)	-
Payments of withholding taxes for net share settlement of equity awards	(131)	(15)
Payments on finance lease obligations	(109)	(5)
Net cash provided by (used in) financing activities	3,648	(621)

Effect of exchange rate changes on cash and cash equivalents	80	(184)
Net decrease in cash and cash equivalents and restricted cash	(317)	(4,540)
Cash and cash equivalents and restricted cash at beginning of period	3,789	8,882
Cash and cash equivalents and restricted cash at end of period	$3,472	$4,342

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$3,472	$4,191
Restricted cash	-	151
Total cash and cash equivalents and restricted cash	$3,472	$4,342

Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings to finance insurance	$338	$392
Issuance of Strong Global Entertainment common stock in connection with acquisition of Unbounded (Note 9)	$1,206	$-
Issuance of debt, common shares, and warrants in connection with purchase of Digital Ignition building	$-	$7,609
Amount payable to Landmark Studio Group in connection with acquisition of projects (Note 10)	$-	$1,345

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

The Company has historically conducted a large portion of its operations primarily through its Strong Entertainment operating segment. The Company completed the Separation (as defined below) and initial public offering (“IPO”) of the Strong Entertainment business on May 18, 2023. Following this transaction, Strong Global Entertainment became a separate publicly listed company, and FG Group Holdings holds approximately 76% of the Class A common shares and 100% of the Class B common shares as of the date hereof. As the Company continues to be the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s condensed consolidated financial statements. The Company reports the noncontrolling interest in Strong Global Entertainment as a component of equity separate from the Company’s equity. The Company’s net loss excludes the net loss attributable to the noncontrolling interest.

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

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the condensed consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of September 30, 2023, $1.6 million of the $3.5 million in cash and cash equivalents was held in Canada by Strong Global Entertainment.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of September 30, 2023, and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for an identical or similar holding or security of the Company’s Cost Method Holding during the three or nine months ended September 30, 2023. The carrying value of our equity method, Fair Value Holdings and Cost Method Holdings is reported as “equity holdings” on the condensed consolidated balance sheets. Note 7 contains additional information on our equity method, Fair Value Holdings and Cost Method Holdings.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of September 30, 2023 and December 31, 2022.

Fair values measured on a recurring basis at September 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,472	$-	$-	$3,472
Fair value method equity holding	11,083	-	-	11,083
Total	$14,555	$-	$-	$14,555

Fair values measured on a recurring basis at December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,789	$-	$-	$3,789
Fair value method equity holding	16,792	-	-	16,792
Total	$20,581	$-	$-	$20,581

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on a combination of the cash on hand as well as quoted market prices of the securities held by FGF Holdings (as defined below), the liquidation value of the Company’s equity method holding was $3.5 million at September 30, 2023 (see Note 7).

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of September 30, 2023 or December 31, 2022.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$3,914	$-	$3,914	$3,374	$-	$3,374
Digital equipment sales	3,434	-	3,434	3,592	-	3,592
Extended warranty sales	43	-	43	106	-	106
Other product sales	603	-	603	618	-	618
Total product sales	7,994	-	7,994	7,690	-	7,690
Field maintenance and monitoring services	2,008	-	2,008	1,708	-	1,708
Installation services	763	-	763	453	-	453
Strong Studios services	-	-	-	-	-	-
Other service revenues	155	174	329	53	370	423
Total service revenues	2,926	174	3,100	2,214	370	2,584
Total	$10,920	$174	$11,094	$9,904	$370	$10,274

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$10,918	$-	$10,918	$10,117	$-	$10,117
Digital equipment sales	10,497	-	10,497	9,808	-	9,808
Extended warranty sales	143	-	143	290	-	290
Other product sales	2,051	-	2,051	1,861	-	1,861
Total product sales	23,609	-	23,609	22,076	-	22,076
Field maintenance and monitoring services	5,811	-	5,811	4,975	-	4,975
Installation services	2,603	-	2,603	1,294	-	1,294
Strong Studios services	6,379	-	6,379	-	-	-
Other service revenues	307	517	824	101	996	1,097
Total service revenues	15,100	517	15,617	6,370	996	7,366
Total	$38,709	$517	$39,226	$28,446	$996	$29,442

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

Timing of revenue recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$9,389	$15	$9,404	$8,588	$63	$8,651
Over time	1,531	159	1,690	1,316	307	1,623
Total	$10,920	$174	$11,094	$9,904	$370	$10,274

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$34,130	$63	$34,193	$24,561	$80	$24,641
Over time	4,579	454	5,033	3,885	916	4,801
Total	$38,709	$517	$39,226	$28,446	$996	$29,442

At September 30, 2023, the unearned revenue amount associated with long-term projects that the Company uses the percentage-of-completion method to recognize revenue, maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.8 million. The Company expects to recognize approximately $0.7 million of the unearned revenue amounts during the remainder of 2023, $0.1 million during 2024 and immaterial amounts in 2025 and 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding:
Basic weighted average shares outstanding	19,648	19,437	19,530	19,235
Dilutive effect of stock options and certain non-vested restricted stock units	-	-	-	-
Diluted weighted average shares outstanding	19,648	19,437	19,530	19,235

Anti-dilutive employee stock-based awards excluded	111	160	167	114

Options to purchase 632,000 and 489,500 shares of common stock were outstanding as of September 30, 2023 and September 30, 2022, respectively, but were not included in the computation of diluted loss per share as the options’ exercise prices were greater than the average closing price of the common shares for each period.

5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and components	$1,964	$1,826
Work in process	496	279
Finished goods	1,137	1,284
	$3,597	$3,389

The inventory balances are net of reserves of approximately $0.4 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively. The inventory reserves are primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the nine months ended September 30, 2023, is as follows (in thousands):

Inventory reserve balance at December 31, 2022	$486
Inventory write-offs during 2023	(57)
Provision for inventory reserve during 2023	(47)
Inventory reserve balance at September 30, 2023	$382

6. Other Current Assets

Other current assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$1,006	$553
Receivable from Safehaven 2022, Inc.	-	1,625
Costs incurred in connection with Strong Global Entertainment initial public offering	-	1,920
Unbilled accounts receivable	432	337
Other	287	436
Total	$1,725	$4,871

7. Equity Holdings

The following summarizes our equity holdings (dollars in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Holding
FG Financial Holdings, LLC	$3,469	44.3%	$7,832	47.2%

Fair Value Method Holding
GreenFirst Forest Products Inc.	11,083	8.3%	16,792	8.4%

Cost Method Holding
Firefly Systems, Inc.	12,898		12,898
Total Equity holdings	$27,450		$37,522

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

The Company has the ability to significantly influence FGF Holdings through its 50% voting power but does not maintain a controlling interest. Based on quoted closing stock of the securities held by FGF Holdings, as well as the liabilities and cash balance on hand, the liquidation value of the Company’s LLC interest in FGF Holdings was approximately $3.5 million as of September 30, 2023.

The Company recorded an equity method loss related to FGF Holdings of $1.7 million and $4.4 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, the Company’s retained earnings included an accumulated deficit from its equity method holding of approximately $10.4 million.

Fair Value Method Holding

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. In April 2021, GreenFirst announced that it had entered into an asset purchase agreement pursuant to which it would acquire a portfolio of forest and paper product assets (the “GreenFirst Acquisition”). The Company’s Chairman, Mr. Cerminara, served as a member of the board of directors of GreenFirst from June 2016 to October 2021, and was also appointed Chairman of GreenFirst from June 2018 to June 2021. Prior to the closing of the GreenFirst Acquisition, the Company held a 20.7% ownership position in GreenFirst. The Company’s 20.7% ownership of GreenFirst, combined with Mr. Cerminara’s board seat, provided the Company with significant influence over GreenFirst, but not a controlling interest. Accordingly, the Company applied the equity method of accounting to its equity holding in GreenFirst. Following the GreenFirst Acquisition and GreenFirst’s issuance of additional common shares, the Company’s ownership percentage decreased to 8.6%. As a result, the Company is no longer able to exercise significant influence over GreenFirst and the equity holding in GreenFirst no longer qualified for equity method accounting. As a result of applying the fair value method of accounting, the Company recorded an unrealized loss on equity holding of approximately $5.5 million and $3.8 million during the nine months ended September 30, 2023 and September 30, 2022, respectively. The Company did not receive dividends from GreenFirst during the three and nine months ended September 30, 2023 or September 30, 2022. Based on quoted closing stock price, the fair value of the Company’s ownership in GreenFirst was $11.1 million as of September 30, 2023.

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

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Land	$2,341	$2,341
Buildings and improvements	9,414	12,756
Machinery and other equipment	5,059	4,786
Office furniture and fixtures	884	860
Construction in progress	12	11
Total Property, plant and equipment, cost	17,710	20,754
Less: accumulated depreciation	(5,463)	(8,105)
Property, plant and equipment, net	$12,247	$12,649

9. Acquisition of Unbounded Media Corporation

On September 12, 2023, Strong Global Entertainment acquired all of the outstanding capital stock of Unbounded Media Corporation and its subsidiaries (“Unbounded”), an independent media and creative production company. In connection with the acquisition of Unbounded, Strong Global Entertainment issued 0.6 million of its Class A Voting Common Shares.

Unbounded develops, creates and produces film, advertising, and branded content for a broad range of clients. In an all-stock transaction, the deal with Unbounded marks the first acquisition in a broader strategy to acquire a portfolio of multi-disciplined content and services companies. Unbounded, in partnership with Strong Studios, also plans to further develop its original IP portfolio, under its Fieldhouse Entertainment division, which currently includes feature films employing Strong Studios’ long form production expertise and industry network.

The following table summarizes the fair values assigned to the net assets acquired and the liabilities assumed as part of the acquisition of Unbounded (in thousands):

Cash	$2
Accounts receivable	59
Other current assets	51
Intangible assets	10
Total identifiable assets acquired	122

Accounts payable and accrued expenses	11
Revolving credit facility	71
Total liabilities assumed	82

Net identifiable assets acquired	40
Goodwill	1,166
Net assets acquired	$1,206

Strong Global Entertainment is in the process of finalizing the acquisition purchase price and valuations of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change. Pro forma results of operations for this acquisition have not been presented because the effects on net revenues and net (loss) income were not material to Strong Global Entertainment’s historical consolidated financial statements.

10. Film and Television Programming Rights, Net

Film and television programming rights, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Television series in development	$9,933	$1,308
Films in development	252	193
Total film and programming rights	10,185	1,501
Accumulated amortization	(1,980)	-
Total film and programming rights, net	$8,205	$1,501

A rollforward of film and television programming rights, net for the nine months ended September 30, 2023, is as follows (in thousands):

Balance at December 31, 2022	$1,501
Expenditures on in-process projects	511
Acquisition of distribution rights	8,267
Amortization of film and programming rights	(1,980)
In process projects assumed in connection with acquisition of Unbounded	10
Adjustment to fair value of warrant issued to Landmark	(104)
Balance at September 30, 2023	$8,205

In March 2022, Strong Studios acquired the rights to original feature films and television series from Landmark Studio Group LLC (“Landmark”), including the assignment of third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development, one of which has produced revenue as of September 30, 2023. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million in four separate payments, $0.3 million of which was paid upon the closing of the transaction. The $1.7 million acquisition price was allocated to three projects in development: $1.0 million to Safehaven, $0.3 million to Flagrant and $0.4 million to Shadows in the Vineyard. The Company also agreed to issue to Landmark no later than 10 days after the completion of the IPO of Strong Global Entertainment, a warrant to purchase up to 150,000 Common Shares of Strong Global Entertainment, exercisable for three years beginning six months after the consummation of the IPO, at an exercise price equal to the per-share offering price of Strong Global Entertainment’s Common Shares in the IPO (the “Landmark Warrant”). The Landmark Warrant allows for cashless exercise in certain limited circumstances and provides for certain registration rights for such warrant shares.

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

Prior to acquiring 100% of Safehaven 2022 in June 2023, Strong Studios reviewed its ownership in Safehaven 2022 and concluded that it had significant influence, but not a controlling interest, in Safehaven 2022 based on its ownership being less than 50% along with having one of three representatives on the board of managers of Safehaven 2022. Strong Studios also reviewed whether it otherwise had the power to make decisions that significantly impact the economic performance of Safehaven 2022 and concluded that it did not control the entity and is not the primary beneficiary. Accordingly, the Company applied the equity method of accounting to its equity holding in Safehaven 2022 through June 30, 2023, at which time the Company increased its ownership interest in Safehaven 2022 from 49% to 100% and began consolidating Safehaven 2022 as a wholly owned subsidiary of Strong Studios. A summary of the balance sheet of Safehaven 2022 as of September 30, 2023, is as follows (in thousands):

Cash	$51
Television programming rights	6,686
Other assets	29
Total assets	$6,766

Accounts payable and accrued expenses	$3,901
Due to Strong Studios	1,491
Debt	404
Equity	970
Total liabilities and equity	$6,766

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

11. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2023 (in thousands):

Balance as of December 31, 2022	$882
Acquisition of Unbounded	1,166
Foreign currency translation adjustment	1
Balance as of September 30, 2023	$2,049

12. Accrued Expenses

The Company’s accrued expense consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Employee-related	$1,497	$1,428
Warranty obligation	303	309
Interest and taxes	192	671
Legal and professional fees	385	725
Accrued participation costs	3,426	-
Film and television programming rights	875	1,709
Other	885	325
Total	$7,563	$5,167

13. Debt

The Company’s short-term debt and long-term debt consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Short-term debt:
Strong/MDI 20-year installment loan	$2,189	$2,289
Strong/MDI 5-year equipment loan	-	221
Strong/MDI revolving credit facility	2,293	-
Safehaven 2022 debt	404	-
Insurance note payable	338	-
Total short-term debt	5,224	2,510
Less: deferred debt issuance costs, net	(18)	-
Total short-term debt, net of issuance costs	$5,206	$2,510

Long-term debt:
Tenant improvement loan	$135	$162
Unbounded credit facility	71	-
Digital Ignition building loan	4,971	5,105
Total long-term debt	$5,177	$5,267
Less: current portion	(222)	(216)
Less: deferred debt issuance costs, net	(39)	(47)
Long-term debt, net of current portion and deferred debt issuance costs, net	$4,916	$5,004

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

In January 2023, Strong/MDI and CIBC entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. The 5-year installment note was paid in full in connection with entering into the 2023 Credit Agreement. As of September 30, 2023, there was CAD$3.0 million, or approximately $2.2 million, of principal outstanding on the 20-year installment loan, which bears variable interest at 8.2%. Strong/MDI was in compliance with its debt covenants as of September 30, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO. As of September 30, 2023, there was CAD$3.1 million, or approximately $2.3 million, of principal outstanding on the revolving credit facility, which bears variable interest at 8.2%

Safehaven Production Debt

Safehaven 2022 entered into a Loan and Security Agreement (“Loan Agreement”) with Bank of Hope to provide interim production financing for the Safehaven production. The Company is not a borrower or guarantor under the Loan Agreement, and Safehaven 2022 is the sole borrower and guarantor under the Loan Agreement. The maturity date of the Loan Agreement is the earlier of (i) the date on which payment is accelerated by Bank of Hope due to an event of default or (ii) March 15, 2024. As of June 30, 2023, Safehaven 2022 had borrowed $9.9 million under the facility for production costs incurred to that date. In July 2023, Ravenwood paid approximately $6.4 million of the outstanding production debt (Note 10). The remaining balance on the Loan Agreement was satisfied in July 2023 upon receipt of the production tax rebates and incentives earned as a result of shooting the Safehaven series in Canada. The remaining balance of $0.4 million represents working capital advances made by Ravenwood that are expected to be repaid as part of the distribution of proceeds received from the licensing of Safehaven.

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

Unbounded Credit Facility

In April 2023, Unbounded and Signature Bank entered into a revolving line of credit for up to $0.3 million (the “Unbounded Credit Facility”). The Unbounded Credit Facility is secured by substantially all of Unbounded assets and is due in full in May 2025. Unbounded is the sole borrower and guarantor under the Unbounded Credit Facility. The amount outstanding under the Unbounded Credit Facility bears interest at the prime rate, which was 8.5% on September 30, 2023. Unbounded was in compliance with its debt covenants as of September 30, 2023.

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

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at September 30, 2023, are as follows (in thousands):

	Tenant Improvement Loan	Digital Ignition Building Loan	Unbounded Credit Facility	Total
Remainder of 2023	$9	46	-	$55
2024	37	187	-	224
2025	40	195	71	306
2026	42	203	-	245
2027	7	4,340	-	4,347
Thereafter	-	-	-	-
Total	$135	$4,971	$71	$5,177

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Finance lease cost:
Amortization of right-of-use assets	$53	$3	$123	$6
Interest on lease liabilities	22	1	49	2
Operating lease cost	38	36	111	160
Short-term lease cost	14	13	45	41
Sublease income	-	-	-	(32)
Net lease cost	$127	$53	$328	$177

Other information	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$22	$1	$49	$2
Operating cash flows from operating leases	$33	$29	$98	$170
Financing cash flows from finance leases	$40	$3	$106	$5
Right-of-use assets obtained in exchange for new finance lease liabilities	$200	$-	$510	$68
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$97	$-	$97

As of September 30, 2023
Weighted-average remaining lease term - finance leases (years)	1.3
Weighted-average remaining lease term - operating leases (years)	3.1
Weighted-average discount rate - finance leases	5.1%
Weighted-average discount rate - operating leases	3.9%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of September 30, 2023 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$33	$75
2024	101	300
2025	79	548
2026	81	308
2027	14	5
Thereafter	-	-
Total lease payments	308	1,236
Less: Amount representing interest	(22)	(169)
Present value of lease payments	286	1,067
Less: Current maturities	(104)	(216)
Lease obligations, net of current portion	$182	$851

15. Income and Other Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of September 30, 2023 and December 31, 2022.

The Tax Cuts and Jobs Act provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI provisions also allow for a high-tax exclusion if the effective tax rate of the tested income is greater than 18.9%. The Company has evaluated these regulations in determining the appropriate amount of the inclusion for the tax provision. The effective tax rate on the tested income is greater than 18.9%; thus, the Company is utilizing the GILTI high-tax exclusion for purposes of the tax provision for the three and nine months ended September 30, 2023, as well as the year ended December 31, 2022.

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

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2020 through 2022. The Company is also subject to possible examinations for state and local purposes. In most cases, these examinations in the state and local jurisdictions remain open based on the particular jurisdiction’s statute of limitations.

16. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.4 million and $0.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $1.4 million and $0.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Consolidated stock-based compensation expense for the three months and nine months ended September 30, 2023 includes approximately $0.1 million and $0.8 million, respectively, related to stock-based compensation at Strong Global Entertainment, pursuant to the equity compensation plans established at the subsidiary level.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of September 30, 2023, approximately 1.7 million shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The Company granted a total of 107,500 options during the nine months ended September 30, 2023. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of the grant. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2023 was $1.16. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

Expected dividend yield at date of grant	0.00%
Risk-free interest rate	3.52%
Expected stock price volatility	68.2%
Expected life of options (in years)	5.0

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	639,500	$3.72	5.6	$127
Granted	107,500	$1.96
Exercised	-
Forfeited	(18,000)	$1.99
Expired	-
Outstanding at September 30, 2023	729,000	$3.51	5.4	$8,080
Exercisable at September 30, 2023	532,500	$4.06	4.5	$3,520

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of September 30, 2023, 196,500 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.2 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock unit awards based upon the closing price of the underlying common stock on the date of grant. The following table summarizes restricted stock unit activity for the nine months ended September 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	206,934	$2.06
Granted	541,039	$1.95
Shares vested	(228,599)	2.10
Shares forfeited	-
Non-vested at September 30, 2023	519,374	$1.93

As of September 30, 2023, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.8 million, which is expected to be recognized over a weighted average period of 2.0 years.

17. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to the Company. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. As of September 30, 2023, the Company has a loss contingency reserve of approximately $0.3 million, which represents the Company’s estimate of its potential losses related to the settlement of open cases. During 2022 and the first nine months of 2023, the Company settled three cases, which resulted in payments totaling $53 thousand. When appropriate, the Company may settle additional claims in the future. The Company does not expect the resolution of these cases to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Gain contingency

The Company has carried key man life insurance covering one of its employees for several years. The covered employee passed away during the third quarter of 2023. The company completed and filed a $2.5 million claim with the insurance company in October 2023. The claim was accepted and fully paid during the fourth quarter of 2023.

Concentrations

The Company’s top ten customers accounted for approximately 42% of consolidated net revenues during the nine months ended September 30, 2023. Trade accounts receivable from these customers represented approximately 43% of net consolidated receivables at September 30, 2023. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the nine months ended September 30, 2023 and its net combined receivables as of September 30, 2023. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

18. Business Segment Information

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

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net revenues
Strong Entertainment	$10,920	$9,904	$38,709	$28,446
Other	174	370	517	996
Total net revenues	11,094	10,274	39,226	29,442

Gross profit
Strong Entertainment	2,822	2,371	12,351	6,674
Other	284	369	682	996
Total gross profit	3,106	2,740	13,033	7,670

Operating income (loss)
Strong Entertainment	183	732	1,112	1,522
Other	(102)	(34)	(376)	(204)
Total segment operating income	81	698	736	1,318
Unallocated administrative expenses	(823)	(990)	(3,022)	(3,258)
Loss from operations	(742)	(292)	(2,286)	(1,940)
Other expense, net	(1,016)	(864)	(6,102)	(3,788)
Loss before income taxes and equity method holding loss	$(1,758)	$(1,156)	$(8,388)	$(5,728)

(In thousands)	September 30, 2023	December 31, 2022
Identifiable assets
Strong Entertainment	$31,183	$35,392
Corporate assets	36,297	36,361
Total	$67,480	$71,753

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net revenues
United States	$8,553	$8,780	$34,360	$25,403
Canada	336	391	756	1,264
China	-	48	22	327
Mexico	80	12	145	19
Latin America	216	97	488	317
Europe	533	525	1,100	790
Asia (excluding China)	1,131	142	1,716	573
Other	245	279	639	749
Total	$11,094	$10,274	$39,226	$29,442

(In thousands)	September 30, 2023	December 31, 2022
Identifiable assets
United States	$38,946	$51,423
Canada	28,534	20,330
Total	$67,480	$71,753

Net revenues by business segment are to unaffiliated customers. Net revenues by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

19. Subsequent Event

On November 3, 2023, Strong Global Entertainment entered into an asset purchase agreement with Innovative Cinema Solutions, LLC (“ICS”), a full-service provider of technical services and solutions to national cinema chains. The operations of ICS will be rolled into Strong Global Entertainment’s wholly owned subsidiary, Strong Technical Services, Inc., which provides comprehensive managed service offerings with 24/7/365 support nationwide to ensure solution uptime and availability. The purchase price included $0.2 million in cash, $0.2 million worth of Strong Global Entertainment’s Class A Voting Common Shares, and the issuance of a $0.5 million promissory note.

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and the following risks and uncertainties: the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for certain of the Company’s digital cinema products and services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to successfully execute its capital allocation strategy or achieve the returns it expects from these holdings; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets; the effects of economic, public health, and political conditions that impact business and consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, the outbreak of any highly infectious or contagious diseases, such as COVID-19 and its variants or other health epidemics or pandemics, and armed conflicts, such as the ongoing military conflict in Ukraine and related sanctions; economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of economic, public health and political conditions on the companies in which the Company holds equity stakes; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events, whether natural, man-made, or otherwise (such as the outbreak of any highly infectious or contagious diseases, or armed conflict); the adequacy of the Company’s insurance; the impact of having a controlling stockholder and vulnerability to fluctuation in the Company’s stock price. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may further be, exacerbated by the impact of economic, public health (such as a resurgence of the COVID-19 pandemic) and political conditions (such as the military conflict in Ukraine) that impact consumer confidence and spending, particularly in the cinema, entertainment, and other industries in which the Company and the companies in which the Company holds an equity stake operate, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

On September 12, 2023, Strong Global Entertainment acquired all of the outstanding capital stock of Unbounded Media Corporation (“Unbounded”), an independent media and creative production company. Unbounded develops, creates and produces film, advertising, and branded content for a broad range of clients. In an all-stock transaction, the deal with Unbounded marks the first acquisition in a broader strategy to acquire a portfolio of multi-disciplined content and services companies. Unbounded, in partnership with Strong Studios, will also further develop its original IP portfolio, under its Fieldhouse Entertainment division, which currently includes feature films employing Strong Studios’ long form production expertise and industry network.

On November 3, 2023, Strong Global Entertainment entered into an asset purchase agreement with Innovative Cinema Solutions, LLC (“ICS”), a full-service provider of technical services and solutions to national cinema chains.

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

Impact of COVID-19 Pandemic

The coronavirus pandemic (“COVID-19”) had an unprecedented impact to consumer behaviors and our customers, particularly our customers’ ability and willingness to purchase our products and services. The Company believes that as consumers have made progress in resuming pre-COVID-19 behaviors, our customers have resumed more typical, pre-COVID-19 purchasing behaviors. And while we believe our customers made significant progress in its recovery from the pandemic, the impact of COVID-19 on inflation and supply chains and the continued economic recovery will be contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in- and out-of-home entertainment. There can be no assurances that there will be no additional public health crises, including further resurgence or variants of COVID-19, which could reverse the current trend and have a negative impact on the Company’s results of operations. Our results of operations in future periods may continue to be adversely impacted by inflationary pressures and global supply chain issues, and other negative effects on global economic conditions.

Results of Operations

The following table sets forth our operating results for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenues	$11,094	$10,274	$820	8.0%
Cost of revenues	7,988	7,534	454	6.0%
Gross profit	3,106	2,740	366	13.4%
Gross profit percentage	28.0%	26.7%
Selling and administrative expenses	3,848	3,032	816	26.9%
Loss from operations	(742)	(292)	(450)	154.1%
Other expense	(1,016)	(864)	(152)	17.6%
Loss before income taxes and equity method holding loss	(1,758)	(1,156)	(602)	52.1%
Income tax benefit (expense)	101	(245)	346	(141.2)%
Equity method holding loss	(1,668)	(798)	(870)	109.0%
Net loss	(3,325)	(2,199)	(1,126)	51.2%
Net loss attributable to non-controlling interest	(4)	-	(4)	N/M
Net loss attributable to FG Group Holdings	$(3,321)	$(2,199)	$(1,122)	51.0%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenues	$39,226	$29,442	$9,784	33.2%
Cost of revenues	26,193	21,772	4,421	20.3%
Gross profit	13,033	7,670	5,363	69.9%
Gross profit percentage	33.2%	26.1%
Selling and administrative expenses	15,325	9,610	5,715	59.5%
Gain on disposal of assets	6	-	6	100.0%
Loss from operations	(2,286)	(1,940)	(346)	17.8%
Other (expense) income	(6,102)	(3,788)	(2,314)	61.1%
Loss before income taxes and equity method holding loss	(8,388)	(5,728)	(2,660)	46.4%
Income tax benefit (expense)	45	(292)	337	(115.4)%
Equity method holding loss	(4,362)	(2,578)	(1,784)	69.2%
Net loss	(12,705)	(8,598)	(4,107)	47.8%
Net loss attributable to non-controlling interest	(122)	-	(122)	N/M
Net loss attributable to FG Group Holdings	$(12,583)	$(8,598)	$(3,985)	46.3%

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues

Net revenues during the quarter ended September 30, 2023 was $11.1 million compared to $10.3 million during the quarter ended September 30, 2022.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$10,920	$9,904	$1,016	10.3%
Other	174	370	(196)	(53.0)%
Total net revenues	$11,094	$10,274	$820	8.0%

Strong Entertainment

Revenue from Strong Entertainment increased 10.3% to $10.9 million in the third quarter of 2023 from $9.9 million in the third quarter of 2022. The increase from the prior year was due to $0.3 million of higher revenue from product sales and a $0.7 million increase in service revenue.

The increase in revenue from products was primarily due to a 16% increase in sales of screen systems as the upgrade to laser projection continues across the industry, as well as higher revenue from our Eclipse product line as a result of new projects, partially offset by a slight decline in the sale of digital equipment. We expect the upgrades from xenon to laser to accelerate throughout 2023 and continue for at least the next several years.

On the cinema services side, the primary driver of the revenue increase was from installation services and field maintenance and monitoring services, both of which were up $0.3 million from the third quarter in the prior year as we have increased the scope of our offerings to better support our customers and to increase market share in cinema services, including cinema screen installation work performed for certain of our customers.

Other

The decrease in other revenue primarily related to the expiration of the agreement covering support services provided to Firefly, which expired at the end of 2022.

Gross Profit

Consolidated gross profit was $3.1 million compared to $2.7 million during the quarter ended September 30, 2022. As a percentage of revenue, gross profit was 28.0% and 26.7% for the quarters ended September 30, 2023 and September 30, 2022, respectively.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2,822	$2,371	$451	19.0%
Other	284	369	(85)	(23.0)%
Total gross profit	$3,106	$2,740	$366	13.4%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $2.8 million or 25.8% of revenues in the third quarter of 2023 compared to $2.4 million or 23.9% in the third quarter of 2022.

Gross profit from product sales was $2.2 million or 27.3% of revenues for the third quarter of 2023 compared to $2.1 million or 27.9% of revenues for the third quarter of 2022.

Gross profit from service revenue was $0.6 million or 21.8% of revenues for the third quarter of 2023 compared to $0.2 million or 10.0% of revenues for the third quarter of 2022. Gross profit percentage increased from the prior year due to higher overall gross margin from cinema services. Gross margin on our installation services also improved from the prior year as we benefited from the transition from third-party screen installation costs with internal labor.

Other

Other gross profit decreased primarily related to the expiration of the agreement covering support services provided to Firefly, which expired at the end of 2022.

Loss From Operations

Consolidated loss from operations was $0.7 million during the quarter ended September 30, 2023, compared to $0.3 million during the quarter ended September 30, 2022.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$183	$732	$(549)	(75.0)%
Other	(102)	(34)	(68)	200.0%
Total segment operating income	81	698	(617)	(88.4)%
Unallocated administrative expenses	(823)	(990)	167	(16.9)%
Total loss from operations	$(742)	$(292)	$(450)	154.1%

The Strong Entertainment segment generated operating income of $0.2 million in the third quarter of 2023 compared to operating income of $0.7 million during the third quarter of 2022. The increase in gross profit was partially offset by higher selling and administrative expenses, including marketing and travel and entertainment expenses, as revenue and business activity increased. Strong Entertainment also incurred higher general and administrative expenses in connection with operating as an independent public company following the IPO in May 2023.

Unallocated administrative expenses were $0.8 million in the third quarter 2023 compared to $1.0 million during the third quarter of 2022. The decrease was primarily due to lower overhead costs after the spinout IPO of Strong Global Entertainment, which was partially offset by an increase in stock-based compensation.

Other Financial Items

Total other expense of $1.0 million during the third quarter of 2023 primarily consisted of a $1.0 million unrealized loss on equity holdings and $0.2 million of interest expense, partially offset by $0.1 million of foreign currency transaction adjustments. Total other expense of $0.9 million during the third quarter of 2022 primarily consisted of a $1.3 million unrealized loss on equity holdings and $0.1 million of interest expense, partially offset by $0.5 million of foreign currency transaction adjustments.

Income tax benefit was $0.1 million during the third quarter of 2023 compared to income tax expense of $0.2 million during the third quarter of 2022. Our income tax benefit/expense during the third quarter of 2023 and 2022 consisted primarily of current and deferred income tax on foreign earnings, which includes the unrealized loss on equity holdings.

We recorded a loss on our FGF Holdings equity method holding of $1.7 million during the third quarter of 2023 compared to $0.8 million during the third quarter of 2022.

As a result of the items outlined above, we generated a net loss attributable to FG Group Holdings of $3.3 million, or $0.17 per basic and diluted share, in the third quarter of 2023, compared to $2.2 million, or $0.11 per basic and diluted share, in the third quarter of 2022.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues

Net revenues during the nine months ended September 30, 2023 was $39.2 million compared to $29.4 million during the nine months ended September 30, 2022.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$38,709	$28,446	$10,263	36.1%
Other	517	996	(479)	(48.1)%
Total net revenues	$39,226	$29,442	$9,784	33.2%

Strong Entertainment

Revenue from Strong Entertainment increased 36.1% to $38.7 million in the first nine months of 2023 from $28.4 million in the first nine months of 2022. The increase from the prior year was due to $1.5 million of higher revenue from product sales and $8.7 million increase in service revenue, which included $6.4 million from the sale of an ownership stake in the Safehaven series. The revenue recognized in connection with Strong Studios’ projects will vary from period to period and will depend on the timing of the monetization of the projects. Excluding the revenue related to Safehaven, total revenue during the first nine months of 2023 increased 13.7% over the prior year, and service revenue increased 36.9%.

The increase in revenue from products was primarily due to a $0.8 million of higher sales of traditional cinema screens and a $0.7 million increase in the sale of digital equipment. We expect the upgrades from xenon to laser to accelerate throughout 2023 and continue for at least the next several years.

On the cinema services side, the primary driver of the revenue increase was from installation services, which increased $1.3 million from the prior year as we have increased the scope of our offerings to better support our customers and to increase market share in cinema services, including cinema screen installation work performed for certain of our customers.

Other

The decrease in other revenue primarily related to the expiration of the agreement covering support services provided to Firefly, which expired at the end of 2022.

Gross Profit

Consolidated gross profit was $13.0 million during the nine months ended September 30, 2023 compared to $7.7 million during the nine months ended September 30, 2022. As a percentage of revenue, gross profit was 33.2% and 26.1% for the nine months ended September 30, 2023 and September 30, 2022, respectively.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$12,351	$6,674	$5,677	85.1%
Other	682	996	(314)	(31.5)%
Total gross profit	$13,033	$7,670	$5,363	69.9%

Strong Entertainment

Gross profit was $12.4 million or 31.9% of revenues in the first nine months of 2023 compared to $6.7 million or 23.5% in the first nine months of 2022. Gross profit during the first nine months of 2023 included approximately $4.4 million from the sale of an ownership stake in Safehaven. Gross profit generated from Strong Studios’ projects will vary from period to period and will depend on the timing of the monetization of the projects. Excluding the gross profit related to Safehaven, total gross profit during the first nine months of 2023 would have been 25.1% of revenue.

Gross profit from product sales was $6.0 million or 25.5% of revenues for the first nine months of 2023 compared to $5.8 million or 26.5% of revenues for the first nine months of 2022. The slight decrease in gross profit percentage from product sales resulted primarily from product mix as revenue from the sale of lower margin digital equipment grew at a slightly faster rate than our higher margin traditional cinema screens.

Gross profit from service revenue was $6.3 million or 41.9% of revenues for the first nine months of 2023 compared to $0.8 million or 13.1% of revenues for the first nine months of 2022. Gross profit percentage increased from the prior year due to the sale of an ownership stake in the Safehaven series. Excluding the gross profit related to Safehaven, gross profit from service revenue during the first nine months of 2023 would have been 22.0% of revenue. We expect margins on installation services to continue to improve as we continue to onboard and utilize our internal installation team.

Other

Other gross profit decreased primarily related to the expiration of the agreement covering support services provided to Firefly, which expired at the end of 2022.

Loss From Operations

Consolidated loss from operations for the first nine months of 2023 was $2.3 million, compared to $1.9 million during the nine months ended September 30, 2022.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$1,112	$1,522	$(410)	(26.9)%
Other	(376)	(204)	(172)	84.3%
Total segment operating income	736	1,318	(582)	(44.2)%
Unallocated administrative expenses	(3,022)	(3,258)	236	(7.2)%
Total loss from operations	$(2,286)	$(1,940)	$(346)	17.8%

The Strong Entertainment segment generated operating income of $1.1 million in the first nine months of 2023 compared to operating income of $1.5 million during the first nine months of 2022. We recorded approximately $1.2 million of costs in connection with the completion of the Strong Global Entertainment IPO and $3.4 million of production participation costs in connection with the sale of an ownership stake in the Safehaven series. In addition, selling and administrative expenses, marketing and travel and entertainment expenses were higher during the first nine months of 2023 as revenue and business activity increased, including the addition of Strong Studios, in the current period as compared to the prior year, and operating as a publicly traded company, which was offset by an increase in gross profit.

Unallocated administrative expenses were $3.0 million compared to $3.3 million during the nine months ended September 30, 2022. The decrease was primarily due to lower overhead costs after the spinout IPO of Strong Global Entertainment.

Other Financial Items

Total other expense of $6.1 million during the nine months of 2023 primarily consisted of a $5.5 million unrealized loss on equity holdings, $0.2 million of foreign currency transaction adjustments and $0.4 million of interest expense. Total other expense of $3.8 million during the first nine months of 2022 primarily consisted of a $3.8 million unrealized loss on equity holdings, a $0.2 million adjustment to the carrying value of the SageNet Promissory Note in connection with a prepayment, and $0.2 million of interest expense, and $0.4 million of foreign currency transaction adjustments.

Income tax benefit was $45 thousand during the nine months of 2023 compared to income tax expense of $0.3 million during the nine months of 2022. Our income tax benefit/expense during the nine months of 2023 and 2022 consisted primarily of current and deferred income tax on foreign earnings, which includes the unrealized (loss) gain on equity holdings.

We recorded a loss on our FGF Holdings equity method holding of $4.4 million during the first nine months of 2023 compared to $2.6 million during the first nine months of 2022.

As a result of the items outlined above, we generated a net loss attributable to FG Group Holdings of $12.6 million, or $0.64 per basic and diluted share, in the first nine months of 2023, compared to $8.6 million, or $0.45 per basic and diluted share, in the first nine months of 2022.

Liquidity and Capital Resources

We ended the third quarter of 2023 with total cash and cash equivalents of $3.5 million compared to $3.8 million as of December 31, 2022. Of the $3.5 million as of September 30, 2023, $1.6 million was held in Canada by Strong Global Entertainment. Strong/MDI makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of September 30, 2023, the parent company had outstanding intercompany loans from Strong/MDI of approximately $38.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay 5% Canadian withholding taxes, which have been fully accrued as of September 30, 2023.

On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”) with CIBC, which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consisted of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. These borrowings were due on demand by the lender. In January 2023, Strong/MDI entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. These borrowings are due on demand by the lender and total $4.5 million as of September 30, 2023. Although the borrowings are due on demand, the lender has not informed us of any plans to do so. If the lender does notify us of their intention to exercise their ability to demand repayment, we expect we will be able to obtain replacement financing arrangements with a different lender. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the announced IPO of Strong Global Entertainment.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, proceeds from equity holdings, real estate, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, performance of our equity holdings, our ability to manage costs and working capital successfully, any unforeseen disruptions of cinemas, theme parks and other entertainment venues (such as those experienced with COVID-19), and the continued availability of financing, if needed. In addition, following the separation and IPO of Strong Global Entertainment, treasury and liquidity management are managed separately, and the costs of operating separate public companies will likely increase from historical levels. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the variability and unpredictability of the current economic environment. In the event of a sustained market deterioration or declines in net sales or other events, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 13 to the condensed consolidated financial statements for a description of our debt as of September 30, 2023.

Cash Flows from Operating Activities

Net cash used in operating activities was $3.4 million during the nine months ended September 30, 2023 and $2.8 million during the nine months ended September 30, 2022. Cash used in operating activities increased primarily due to higher utilization of working capital, including increases in accounts receivable and higher payments to our vendors and for other accrued expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $0.6 million during the nine months ended September 30, 2023, which consisted of $0.2 million of proceeds from the sale of equity securities, offset by $0.3 million of capital expenditures and a $0.5 million outflow related to the acquisition of film and television programming rights. Net cash used in investing activities from continuing operations was $1.0 million during the nine months ended September 30, 2022, which consisted of a $2.0 million purchase of common stock of FGF, $0.9 million of capital expenditures and $0.4 million outflow related to the acquisition of film and television programming rights, partially offset by the $2.3 million receipt of the SageNet Promissory Note.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.6 million during the nine months ended September 30, 2023, which primarily consisted of $2.4 million of net proceeds from the Strong Global Entertainment IPO and $2.3 million of net borrowings under the CIBC revolving line of credit, partially offset by principal payments on short-term and long-term debt and finance lease obligations. Net cash used in financing activities was $0.6 million during the nine months ended September 30, 2022, which primarily consisted of principal payments on short-term and long-term debt.

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

The following table sets forth reconciliations of net (loss) income under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended September 30,
	2023			2022

	Strong Entertainment	Corporate and Other	Consolidated	Strong Entertainment	Corporate and Other	Consolidated
Net income (loss)	$34	$(3,359)	$(3,325)	$315	$(2,514)	$(2,199)
Interest expense, net	88	95	183	33	58	91
Income tax expense (benefit)	205	(306)	(101)	202	43	245
Depreciation and amortization	129	163	292	153	183	336
EBITDA	456	(3,407)	(2,951)	703	(2,230)	(1,527)
Stock-based compensation expense	124	254	378	-	142	142
Equity method holding loss	-	1,668	1,668	-	798	798
Unrealized loss on equity holdings	-	976	976	631	670	1,301
Foreign currency transaction (income) loss	(126)	2	(124)	(517)	-	(517)
Transaction related expenses	42	-	42	-	-	-
Severance and other	7	-	7	-	-	-
Adjusted EBITDA	$503	$(507)	$(4)	$817	$(620)	$197

	Nine Months Ended September 30,
	2023			2022

	Strong Entertainment	Corporate and Other	Consolidated	Strong Entertainment	Corporate and Other	Consolidated
Net income (loss)	$156	$(12,861)	$(12,705)	$(322)	$(8,276)	$(8,598)
Interest expense, net	(983)	1,416	433	85	146	231
Income tax expense	318	(363)	(45)	242	50	292
Depreciation and amortization	2,438	376	2,814	521	517	1,038
EBITDA	1,929	(11,432)	(9,503)	526	(7,563)	(7,037)
Stock-based compensation expense	839	351	1,190	-	511	511
Equity method holding loss	-	4,362	4,362	-	2,578	2,578
Unrealized loss on equity holdings	1,191	4,323	5,514	1,695	2,057	3,752
IPO related expenses	475	-	475	-	-	-
Gain on disposal of assets	(1)	(5)	(6)	-	-	-
Transaction related expenses	42	-	42	-	-	-
Foreign currency transaction loss (income)	183	-	183	(383)	1	(382)
Severance and other	7	-	7	-	222	222
Adjusted EBITDA	$4,665	$(2,401)	$2,264	$1,838	$(2,194)	$(356)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2022. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended September 30, 2023.

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

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. We and certain of our subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to us. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. We have not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intend to continue to defend these lawsuits. As of September 30, 2023, the Company has a loss contingency reserve of approximately $0.3 million, which represents our estimate of our potential losses related to the settlement of open cases. During 2022 and the first nine months of 2023, we settled three cases, which resulted in payments totaling $53 thousand. When appropriate, we may settle additional claims in the future. We do not expect the resolution of these cases to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of the Company’s risk factors. As of the date of this filing there have been no material changes to the risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. The following table provides information about purchases made by us of our common stock for each month included in the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

July 2023	-	$-	-	636,931
August 2023	-	-	-	636,931
September 2023	-	-	-	636,931
Quarter Ended September 30, 2023	-	$-	$-	636,931

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1**	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2**	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from FG Group Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).				X

104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

+	Indicates management contract or compensatory plan.
†	Exhibits and schedules to this Exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FG GROUP HOLDINGS INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 13, 2023	Date:	November 13, 2023

